Form 10KSB
period 1999-12-31
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2000-03-30
CIK 1066850

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
                                  For the fiscal  year ended  December 31, 1999.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the transition period from_______to_______ Commission file number _______________________


                  INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Colorado                                        74-2929034
---------------------------------              ---------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



100 South Orange Ave., Ste. 100, Orlando, FL                 32801
--------------------------------------------   ---------------------------------
(Address of principal executive offices)                   (Zip Code)



Issuer's telephone number,(   407     )     481       -      8900
                           -----------  -------------   -------------


Securities to be registered under Section 12(b) of the Act:  None

         Title of each class                   Name of each exchange on which
         to be so registered                   each class is to be registered



---------------------------------              ---------------------------------


---------------------------------              ---------------------------------

Securities to be registered under Section 12(g) of the Act:


         Title of each class                    Name of each exchange on which
         to be so registered                    each class is to be registered


Common Stock, par value $0.0001                            OTC BB
---------------------------------              ---------------------------------


---------------------------------              ---------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes     No
                                                                       ---   ---

                                     PART I


Item 1.       Description of Business.

         (a) Forward-looking Statements. Certain statements in this Form 10SB Registration Statement, particularly under Items 1 and 2, constitute "forward-looking statements" with the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.

          (b) Business Development. Innovative Holdings & Technologies, Inc. (the "Company") was incorporated under the laws of the State of Colorado on January 7, 1987. The Company has one operating subsidiary named Xtreme Telemetry Systems, Inc. (XTS), a Florida corporation.

         (c) Business of Issuer. The company is in the business of acquiring, creating and developing high technology companies with promising new technologies and applications. The Company does not intend to combine with private companies in manners which may cause it to be deemed an investment company subject to the Investment Company Act of 1940.

          In January, 1999, the Company, through its XTS subsidiary, commenced the development of the Xtreme Telemetry System, a high technology data acquisition and delivery system for broadcast television and Internet applications. The XTS System incorporates exclusive sensor technologies to gather data from biological, mechanical and environmental sources. This data is then wirelessly transmitted from its source, by way of XTS's proprietary software and hardware, to broadcast applications on TV or the Internet. This broadcast information is graphically displayed on TV or Internet screens, which also serves as a "billboard", offering unique opportunities for advertisers and sponsors to display their messages.

          In October 1999, the Company began the development of a new Internet sports and entertainment network that will offer alternative sports information and entertainment. The concept will incorporate the XTS System telemetry data, along with special events, celebrity features, e-commerce, chat rooms, web cams, virtual games and news and information.

          The Company is currently in discussions with a number of sports entities worldwide for the purpose of telemetry data acquisition (via XTS) and broadcast delivery including soccer, football, auto racing, golf and extreme sports.

          Anticipated   revenues   will  be   generated   through   sponsorship,
advertising and sales of telemetry content to TV and Internet providers.

          The Company will offer content and information similar to many sports and entertainment venues on the Internet, but will be unique in offering XTS's telemetry to a global audience. It is management's belief that there is currently no direct competition to the Company's telemetry technology.

          The Company is developing propriety software and hardware applications which have not yet been patented or copyrighted.

Employees

          The Company employed three full employees, and uses the services of six consulting firms/individuals on an as-needed basis.

Item 2.       Description of Property.

         The Company owns no real property. It subleases 2,778 square feet of office space from Metcalf Limited Partnership. The premises are located at 100 South Orange Ave., Suite 300, Orlando, Florida. The lease commenced on July 1, 1999 and ends on the last effective day of the Lease, October 1, 2002, unless terminated sooner, as set forth in the lease agreement. The monthly rent is currently $3,472.50.


Item 3.       Legal Proceedings.

         The Company is not a party to any pending or threatened legal proceedings.


Item 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II


Item 5.       Market for Common Equity and Related Stockholder Matters.

(a)      Market Information.

         The Company's common stock trades Over-the-Counter (OTC) on the OTC Bulletin Board under the symbol IHTL. Table 3 sets forth the high and low bid information for each fiscal quarter within the last two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 3.

Bid Information
--------------------------------------------------------------------------------

Fiscal Quarter Ended                        High                       Low
--------------------------------------------------------------------------------


December 31, 1999                           0.22                       0.12
September 30, 1999                          1.02                       0.16
June 30, 1999                               0.84                       0.375
March 31, 1999                              1.22                       0.325
December 31, 1998                           0.78                       0.27
September 30, 1998                          0.79                       0.30
June 30, 1998                               0.75                       0.08
March 31, 1998                              0.17                       0.09
December 31, 1997                           0.28                       0.01
--------------------------------------------------------------------------------

(b)      Holders.

         The Company has approximately 2,234 active shareholders of its common stock holding 23,124,884 common shares.

(c)      Dividends.

          No dividends have been declared or paid to date and none are expected to be paid in the forseeable future. There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock.

Item 6.       Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

Overview

         Since its inception in 1987, the Company's purpose is to conduct offerings of its securities to raise capital to acquire businesses in various industries. For the period from January 9, 1987 (inception) to September 30, 1990, the Company incurred a total net loss of $1,840,993. During this period the Company devoted substantially all of its efforts to establish and organize a television cablecast facility. However, by the end of 1990 the operations of the Company ceased.

         From December 1990 through October 1997, the Company did not operate any businesses and was inactive.

         In November of 1997, the Company changed its name to Innovative Holdings & Technologies, Inc. The Company considers its role to be an incubator of high technology companies and began its search for suitable business acquisitions. In the second quarter of 1998, the Company signed an agreement to acquire BioCam Company, Inc. (BioCam), a developer of telemetry technology in the amount of $1,000,000. This was paid for by issuance of convertible preferred stock and restricted common stock. The Company began supporting the operations of BioCam financially and funded approximately $350,000, in 1998. By the end of 1998, the principals of BioCam rescinded on their agreement with the Company and the relationship was terminated.

         On January 8, 1999, the Company incorporated Xtreme Telemetry Systems, Inc. (Xtreme) and is its soles stockholder. Xtreme is continuing the development of a product on the cutting edge of communications technology. Xtreme is finalizing the development of a real time telemetric monitoring device, which will be marketed initially in the sports and entertainment industries. The device will monitor performance and transmit the data by broadcast or over the internet. In September, 1999, the Company secured the services of specialists in computer software development. The alpha-beta testing of the software commenced in the fourth quarter, 1999. The products under development were completed in January, 2000.

         Marketing efforts commenced in January, 2000. Revenues are anticipated through the sale of advertising at Xtreme's web site and through the promotion of sponsorships by organizations and other related to the sports and entertainment industries.

Results of Operations

         The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as a percentage of total expenses.

Results of Operations
                                                   Year Ended December 31,

                                                    1998             1998

Revenues                                             0.0%             0.0%

Expenses:
  General and Administrative                        70.2%            24.0%
  Research and Development                          28.9%            74.8%
  Interest Expense                                    .9%              .2%
         Total Expenses                              100%             100%

Net Loss                                             100%             100%

Revenues

          The Company had no revenues for the years ended December 31, 1999 and 1998. Revenues are expected to commence during April, 2000.

General and Administrative

          General and administrative expenses have increased from $111,641 in 1998 to $429,735 in 1999. The increase in these expenses resulted from the purchase of Xtreme and Company's dedicated support to develop their business operations. The reduction of general and administrative expenses in 1998 was primarily attributable to a decrease in consulting fees.

Research and Development

          Research and development expenses decreased from $348,250 in 1998 to $177,253 in 1999. The decrease was largely due to expenditures made for consulting services related to the development of the telemetry system in the amount of $348,250, in 1998. Research and development expenses are not recurring expenses, estimated research and development costs through the completion of the telemetry system in April 2000 will be approximately $200,000.

Interest Expense

          Interest expense is due from personal loans made to the company. The amounts from 1998 to 1999 have not varied considerably.

Liquidity and Capital Resources

          The Company requires capital principally for the financing of operations and the development of their wholly owned subsidiary, Xtreme Telemetry Systems, Inc. To date, the company has financed its operations primarily through the sale its of equity securities. During 1999 and 1998, the Company generated $616,000 and $350,000, respectively, from the issuance of its stock. In addition, the Company received $96,700 from notes and loans, in 1998. The Company had working capital of ($241,885) as of December 31, 1999, compared to ($248,795) as of December 31, 1998.

          As stated in the Company's Consolidated Financial Statements, the Company's ability to continue as a going concern is dependent upon issuance of stock and attaining profitable operations. The deficiency in operating cash flows is expected to continue until such time that the Company will begin to generate cash flows from the telemetry data in the form of advertisement and sponsorship sales. Operations are expected to begin in April 2000 and the research and development costs will cease. Until such time, the Company issued stock in the amount of $500,000 under a subscription receivable. It is expected that these funds will facilitate the management of the Company's cash flows until the time it begins to generate cash flows from its operations. There can be no assurance the additional financing will be attained or that the operations will be profitable. Such inability would have a material adverse effect on the Company's business, operating results and financial condition.

          Net cash used in investing activities was $24,791 for 1999. These expenditures primarily related to investments in the Company's administrative facility. The Company currently has no specific commitments with regard to capital expenditures with the exceptions of purchasing computer equipment and sensors. The Company's future capital requirements will, depend on its ability to acquire complementary business ventures, products or technologies.

          The Company believes that its current cash balances will not provide the liquidity necessary to satisfy the Company's working capital needs. Inflation

          Inflation has not had a significant impact on the Company since its inception nor is it expected to have a significant impact in the foreseeable future.

Recent Accounting Pronouncements

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize and amortize specific costs. The adoption of this standard did not have a material effect on its capitalization policy.

Impact of Year 2000

          The Company understands the impact of the Year 2000 (Y2K) issue. The Y2K issue will not affect the Company's current internal structure because its internal computers are used for administrative purposes and they are Y2K compliant. The Company has hired an outside consultant to develop the software, which provides real time telemetry that will store and report on data. The outside consultant represents and warrants that the software is Y2K compliant.

          The Company cannot predict the effect of the Y2K problem on its customers and third parties. The Company has not yet established any contingency plans but will develop such plans as needed once it identifies the scope and magnitude of any compliance issues with third parties and customers. There can be no assurance that the systems of other companies on which the Company's system rely or interface will be timely converted.


Item 7.       Financial Statements.

         The required financial statements are included in this document starting at Page F-1.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the officers and directors of the Company.

Name                             Position                                 Age
--------------                   -------------------                      ---
Helmuth Wyzisk                   President, Director                       43

Peter Quilty                     Secretary                                 44

(a)      Identify Directors and Executive Officers.

          The Company's one director is Mr. Helmuth Wyzisk. Mr. Wyzisk is the President and Chief Executive Officer. Mr. Wyzisk has served in his present capacities since November 1997. From 1995 through 1997 he served as the President of Celesta Corporation. Celesta offered financial and other business services to its customers. Prior to 1995, Mr. Wyzisk was President of ELF Investments, a company providing contract negotiation and acquisition services to its customers.

          Mr. Peter Quilty is the Secretary and Controller. Mr. Quilty was employed with the Company in June 1999. Prior to this employment, he was the Controller for Sound Money Investors and Florida Running, Inc. magazines.

(b)      Identify  Significant  Employees.  The  Company  has   no   significant
         employees, as that term is defined, other than its executive officers.

(c)      Family Relationships.  None.

(d) Involvement in Certain Legal Proceedings. None of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:

1. A general partner or executive officer of a business that had a bankruptcy petition filed by or against it either at the time of the bankruptcy or within the two years before the bankruptcy;
2. Convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3. Subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and
4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.


Item 10.      Executive Compensation.

         The Company has two executive officers. Mr. Wyzisk has been paid no compensation during 1998 and 1999. Mr. Wyzisk was paid executive compensation in the form of common stock for the years 1994 through 1997 with the issuance of 6,000,000 common shares. This compensation was valued at $300,000 or five cents per share. The company has granted stock options to its President to acquire up to Ten Million (10,000,000) common shares for purchase price of $500,000. The option is exercisable commencing on June 1, 2000 and expires on March 9, 2003.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the stockholder list provided by the Company's transfer agent as of November 8, 1999.

(a)      Beneficial Ownership of more than 5%.

         Table 1.

     (1)                 (2)                        (3)                  (4)
Title of Class     Name and Address          Amount and Nature        Percent of
                                                                         Class
--------------     ---------------------     -----------------        ----------
  *Common          Helmuth Wyzisk                 7,392,500             31.9%
   Common          Trinity Funding                1,666,666              7.2%
   Common          Bodden & Company               1,666,666              7.2%
   Common          Multilink Investments          1,666,668              7.2%

(b)      Security Ownership of Management.

         Table 2.

     (1)                 (2)                        (3)                  (4)
Title of Class     Name and Address          Amount and Nature        Percent of
                                                                         Class
--------------     ---------------------     -----------------        ----------
  *Common          Helmuth Wyzisk                 7,392,500             31.9%

(1) Changes in Control. Management is unaware of any facts that would effect a change in the control of the Company as of the date of this Form 10 SB filing.
(2)


Item 12.      Certain Relationships and Related Transactions.

(a)      Transactions with Management and Others.

         Except as otherwise set forth in this document, no member of management, executive officer, director, nominee for a director or security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's voting securities, nor any member of the immediate family of any of the foregoing persons, has had any direct or indirect material interest in any transaction to which the Company was or is to be a party.

         The Company retains the services of a marketing company whose principal owner is the controlling shareholder of the Company. During 1999, payments of $20,000 were made to this related company.

(b)      Certain Business Relationships.

         During 1997 and 1998 and prior to July 1, 1999 the Company's operations were based at the offices of a shareholder. Payments were made to this shareholder for rent, administrative and miscellaneous services. During 1998, 50,000 shares were issued to and $53,800 was paid to this shareholder. For the eight months ended August 31, 1999, payments in the aggregate of $60,387 were made to this shareholder.

          On March 10, 1998, the Company granted an option to purchase 10,000,000 shares of its common stock to the controlling shareholder at a price of at $.05 per share. On March 10, 1998 the Company granted an option to purchase 2,000,000 shares of its common stock to a shareholder at a price of $.05 per share. On March 10, 1998, the Company granted an option to purchase 8,000,000 shares of its common stock to a consultant of the Company at a price of $.05 per share. The options are exercisable commencing on June 1, 2000 and expire on March 9, 2003.

(c)      Indebtedness of Management.

         No member of the Company's management is or has been indebted to the Company since the beginning of the Company's last fiscal year.

(d)      Transactions with Promoters.

         The Company's promoters have not received, directly or indirectly, anything of value from the Company, nor are they entitled to receive anything of value from the Company.

Item 13.      Exhibits and Reports on Form 8-K.

         (a) Exhibits

         3.1*     Articles of Incorporation and amendment filed as an exhibit to the  Company's  registration  statement on Form 10-SB filed on
                  December __, 1999 are  incorporated  in this annual  report by reference.
         3.2*     By-Laws  filed as an  exhibit  to the  Company's  registration statement  on Form  10-SB  filed  on  December  22,  1999  are incorporated in this annual report by reference.
         27       Financial data schedule
         ---------------
         * Previously filed

         (b) There were no reports on Form 8-K filed by the Company during the quarter ending December 31, 1999.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2000


INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

/s/  Helmuth Wyzisk
-------------------
By:  Helmuth Wyzisk
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/  Helmuth Wyzisk                                           March 28, 2000
---------------------------
By:  Helmuth Wyzisk
Title: President, Director


/s/  Peter Quilty                                             March 28, 2000
---------------------------
By:  Peter Quilty
Title: Secretary, Controller

                   INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC.

                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

Independent Auditors' Report..................................................1

Consolidated Financial Statements

 Consolidated Balance Sheets..................................................2

 Consolidated Statements of Operations........................................3

 Consolidated Stetements of Changes in Stockholders' Equity (Deficit).........4

 Consolidated Statements of Cash Flows........................................5
 .
Notes to Consolidated Financial Statements.................................6-12

DiRocco Dombrow, P.A.
3601 West Commercial Blvd.
Suite 22
Fort Lauderdale, FL 33309
Tel: 954-731-8181


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Innovative Holdings & Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Innovative Holdings & Technologies, Inc. and Subsidiary (a State of Colorado corporation) at December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Holdings & Technologies, Inc. and Subsidiary at December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 16, 2000

DiRocco Dombrow, P.A.

            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    Year Ended December 31,
                                               --------------------------------
                                                   1999                 1998
                                               -----------          -----------


Current assets
  Cash                                         $     2,011          $     4,303
  Prepaid expenses                                   3,681                    -
  Note receivable                                   10,250                    -
                                               -----------          -----------
   Total current assets                             15,942                4,303

Investments                                              -            1,000,000
Property and equipment                              23,121                    -

Other assets                                         4,263                    -
                                               -----------          -----------
   Total assets                                $    43,326          $ 1,004,303
                                               ===========          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued
    expenses                                   $    25,826          $    18,148
  Withholding taxes payable                        163,250              163,250
  Notes payable                                     25,000               40,000
  Due to affiliate                                  43,751               31,700
                                               -----------          -----------
   Total current liabilities                       257,827              253,098

Long-term debt
  Note payable                                           -               25,000
                                               -----------          -----------
   Total liabilities                               257,827              278,098
                                               -----------          -----------


Stockholders' equity (deficit)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   no shares issued and
   outstanding, respectively                             -                    -

  Common stock, $.0001 par value,
   450,000,000 shares authorized,
   23,124,884 and 21,254,884 issued
   and outstanding, respectively                     2,313                2,126

  Additional paid-in capital                     3,080,619            3,074,780
  Stock subscriptions receivable               (   334,000)                   -
  Deficit                                      ( 2,963,433)         ( 2,350,701)
                                               -----------          -----------
   Total stockholders' equity (deficit)        (   214,501)             726,205
                                               -----------          -----------
   Total liabilities and stockholders' equity  $    43,326          $ 1,004,303
                                               ===========          ===========


   The accompanying notes are an integral part of these financial statements.
                                       -2-

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Year Ended December 31,
                                               --------------------------------
                                                   1999                 1998
                                               -----------          -----------

Expenses
  General and administrative                   $   429,735         $    111,641
  Research and development                         177,253              348,250
  Interest expense                                   5,744                5,654
                                               -----------          -----------

     Total expenses                                612,732              465,545
                                               -----------          -----------

Net loss                                       $(  612,732)         $(  465,545)
                                               ===========          ===========


Basic loss per share                           $(    0.033)         $(    0.024)
                                               ===========          ===========

Diluted loss per share                         $(    0.028)         $(    0.022)
                                               ===========          ===========





   The accompanying notes are an integral part of these financial statements.
                                       -3-



            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                      Shares of    Shares of            Additional      Stock                       Total
                                      Preferred      Common               Paid-In   Subscriptions  Accumulated     Equity
                                        Stock        Stock     Amount     Capital     Receivable    (Deficit)     (Deficit)
                                     -----------  -----------  -------  ----------  -------------  -----------  -------------

Balance at  December 31, 1997               --      6,254,884  $   626  $1,248,780  $        --    $(1,885,156)   $  (635,750)

  Issuance of stock for
   repayment of accrued expenses            --      9,450,000      945     471,555           --           --          472,500

  Issuance of convertible
   preferred stock for investment     20,000,000         --     20,000     980,000           --           --        1,000,000

  Conversion of preferred stock
   to common stock                   (20,000,000)   4,200,000  (19,580)     19,580           --           --             --


  Issuance of stock for services            --        100,000       10       4,990           --           --            5,000

  Issuance of stock in connection
   with March 2, 1998 offering              --      1,000,000      100      99,900           --           --          100,000

  Issuance of stock                         --        250,000       25     249,975           --           --          250,000

  Net loss for the year                     --           --       --          --             --       (465,545)      (465,545)
                                     -----------  -----------  -------  ----------  -------------  -----------  -------------
Balance at December 31, 1998                --     21,254,884    2,126   3,074,780           --     (2,350,701)       726,205

  Cancellation of stock related
   to investment                            --     (4,200,000)    (420)   (999,580)          --           --       (1,000,000)

  Issuance of stock for services            --         50,000        5       9,995           --           --           10,000

  Issuance of stock in connection
   with January 8, 1999 offering            --        950,000       95     449,905           --           --          450,000

  Issuance of stock for repayment
    of notes payable                        --         70,000        7      46,019           --           --           46,026

  Issuance of stock under
    subscriptions agreements                --      5,000,000      500     499,500       (334,000)        --          166,000
 Net loss for the year                      --           --       --          --             --       (612,732)      (612,732)
                                     -----------  -----------  -------  ----------  -------------  -----------  -------------
Balance at December 31, 1999                -      23,124,884  $ 2,313  $3,080,619  $    (334,000) $(2,963,433) $    (214,501)
                                     ===========  ===========  =======  ==========  =============  ===========  =============


   The accompanying notes are an integral part of these financial statements.
                                       -4-

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year Ended December 31,
                                             --------------------------------
                                                 1999                 1998
                                             -----------          -----------
Cash flows from operating activities:
Net loss                                     $ ( 612,732)         $ ( 465,545)
Adjustments to reconcile net
      loss to net cash used by
      operating activities:
      Stockholder services credited
       to capital                                 10,000                5,000
       Depreciation                                1,670                  -
      (Increase) decrease in:
          Prepaid expenses                     (   3,681)                 -
          Notes receivable                     (  10,250)                 -
          Other assets                         (   4,263)                 -
      Increase (decrease) in:
          Accounts payable and accrued
            expenses                              13,704               18,148
                                             -----------          -----------
            Net cash used by operating
              activities                       ( 605,552)           ( 442,397)



Cash flows from investing activities:
    Purchases of property and equipment        (  24,791)                 -
                                             -----------          -----------
            Net cash used by investing
              activities                       (  24,791)                 -
                                             -----------          -----------

Cash flows from financing activities:
   Proceeds from notes payable                       -                 65,000
   Proceeds from affiliate                        12,051               31,700
   Proceeds from issuance of stock               616,000              350,000
                                             -----------          -----------
            Net cash provided by financing
              activities                         628,051              446,700
                                             -----------          -----------
Increase (Decrease)  in cash                   (   2,292)               4,303
Cash at beginning of year                          4,303                  -
                                             -----------          -----------

Cash at end of year                          $     2,011          $     4,303
                                             ===========          ===========






   The accompanying notes are an integral part of these financial statements.
                                       -5-

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Summary of Significant Accounting Policies

     Organization
     ------------

     Innovative Holdings and Technologies, Inc. (the "Company") was incorporated in the State of Colorado in 1987 as Celesta Corporation. The Company's purpose is to raise capital by sales of its' common stock in registered security offerings for the acquisition of businesses. The Company's office is located in Orlando, Florida.

     Subsidiary
     ----------

     On January 8, 1999, the Company incorporated Xtreme Telemetry Systems, Inc. (Xtreme) in the State of Florida and is its only shareholder. The transaction was accounted for by the purchase method of accounting for business combinations.

     The subsidiary is in the business of designing, developing, producing and selling telemetric sensor and communication products and services. The subsidiary is in the development stage.

     Consolidation Policy
     --------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

     Property and Equipment
     ----------------------

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets as follows:

                                                       Years
                                                       -----
                           Furniture                     7
                           Computers                     5

     Depreciation expense was $1,670 for the year ending December 31, 1999.

     Loss Per Share
     --------------

     Basic loss per share excludes any dilutive effects of stock options. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Dilutive loss per share is computed using the weighted-average number of common shares and the effects of stock options during the period.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

1.   Organization and Summary of Significant Accounting Policies (Continued)

     Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------

     Income Taxes
     ------------

     The Company accounts for income taxes using the asset and liability method as required by Statements of Financial Standards No. 109. Deferred income taxes are recognized for operating losses, if available, to offset federal income taxes. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of December 31, 1999 and 1998, a valuation allowance has been provided against the deferred tax asset. See Note 9.

     Accounting Estimates
     --------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Concentration of Risks

     The Company maintains its cash accounts in one commercial bank located in Orlando, Florida. Accounts in the bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At various times throughout the year the Company maintained cash balances in the bank that exceeded the FDIC limit.

3.  Property and Equipment
                                         December 31, 1999
                                         -----------------

                           Furniture         $  7,082
                           Computers           17,709
                                             --------
                                             $ 24,791
                                             ========

4.  Investment

    In 1998, the Company entered into a business combination agreement whereby it sought to acquire 100% of the issued and outstanding common stock of BioCam Company, Inc. (BioCam) by issuing 20,000,000 shares of its preferred stock and 200,000 shares of its restricted common stock at an agreed upon value of $1,000,000 and a commitment to incur $350,000 in operating expenses related to BioCam. In 1998, the Company spent $348,250 in related research and development costs. The investment is valued at cost because the Company does not have the ability to exercise significant influence over the subsidiary.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

5.   Withholding Taxes Payable

     The  Company   compensates  various  individuals  for  consulting  services rendered by issuing common stock. Back up withholding tax at a rate of 20% is being computed for these amounts.

6.   Notes Payable

     Notes payable as of December 31, 1999 and 1998 consisted of the following:

                                          December 31,1999     December 31, 1998
                                          ----------------     -----------------
     Convertible notes payable
      Issued to existing stockholders,
      Interest accrues at 12%                 $     -              $ 40,000

     Note Payable to an
      existing stockholder, interest
      accrues at 12%, matures
      September 26,2000                       $ 25,000             $ 25,000

     The convertible notes payable in the amount of $40,000 and accrued interest in the amount of $6,026 was convertible into shares of the Company's common stock in 1999. See Note 11.

7.   Due to Affiliate

     The Company received $31,700 from a related company to be used for working capital. The related company is wholly owned by the Company's controlling stockholder. There are no formal repayment terms.

     The Company is indebted to various shareholders in the amount of $12,051. There are no formal repayment terms.

 8.  Lease

     The Company is subleasing office space which commenced on July 1, 1999 and expires October 1, 2002. The Company has the right to terminate the sublease with a 210 day notice to the tenant who is the lessor of the premises. Rent expense for the year ended December 31, 1999 was $22,085.

     Minimum required future rental payments under this lease as of December 31, 1999, are:


                         2000     $  44,907
                         2001        48,832
                         2002        41,716
                                  ---------
                                  $ 135,455
                                  =========



             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.  Income Taxes

       The total deferred tax assets are as follows:

                                     Net Operating Loss Carryforwards     Applicable Tax Rate
                                 ---------------------------------------  --------------------
                                                                                                  Valuation     Amount Per
                                  Federal        State          Total      Federal      State     Allowance    Balance Sheet
                                 ----------    ----------    -----------  ---------    -------   -----------   -------------
Deferred tax assets at
 December 31, 1997                 600,830        93,008         693,838                            (693,838)             -

Changes for the year
 ended December 31, 1998           150,371        23,277         173,648       34%      5.0%        (173,648)             -

                                 ----------    ----------    -----------                         -----------    ------------
Deferred tax assets at
 December 31, 1998                 751,201       116,285         867,486                            (867,486)             -

Changes for the
 year ended
 December 31, 1999                 194,647        30,131         224,778       34%      5.0%         (224,778)            -

                                  ----------    ----------    -----------                         -----------    -----------
Deferred tax assets at
 December 31, 1999             $   945,848  $    146,416  $    1,092,264                          $(1,092,264)   $        -
                                 ==========    ==========    ===========                          ===========    ===========


     At December 31, 1999, the Company has net operating loss carryforwards of $2,928,322. These losses will begin expiring in 2002.

     A valuation allowance has been provided against the deferred tax assets at December 31, 1999 and 1998 since it is likely that the Company will not realize the benefits of the deferred tax assets.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

10.  Loss Per Share

     The following tables sets forth the computation of basic and diluted loss per share:

                                                  Year Ended December 31,
                                                  ----------------------
                                                     1999        1998
                                                  ----------  ----------
     Numerator:
       Numerator for basic
        and diluted income
        per share-net loss                        $( 612,732) $( 465,545)
                                                  ==========  ==========
     Denominator:
       Denominator of basic
        income per share-
        weighted average
        common shares                             18,679,052  19,025,718

      Effect of dilutive
        securities:
      Stock options based
         on the treasury stock
          method using average
          market price                             2,857,143    1,904,762
                                                  ----------  -----------
     Denominator of diluted
        loss per share                            21,536,195  20,930,480
                                                  ==========  ==========

     Basic loss per share                         $(    .033) $(   0.024)
                                                  ==========  ==========
     Diluted loss per share                       $(    .028) $(   0.022)
                                                  ==========  ==========

11.  Common Stock Transactions

     During 1998, the Company issued 9,450,000 shares of restricted common stock for the repayment of accrued expenses in the amount of $472,500. These accrued expenses related to services performed by stockholders of the Company for the reorganization and reactivation of the Company. The services were valued at fair market value based upon either the open market closing price or a board of directors designation as of the date of each respective transaction.

     In May 1998, the Company issued 20,000,000 shares of convertible preferred stock in connection with the business combination transaction whereby it sought to acquire 100% of the issued and outstanding stock of BioCam Company, Inc. (BioCam), a Florida corporation.

     In July 1998, the Company converted the preferred stock for 4,200,000 shares of its restricted common stock. In July 1999, this transaction was terminated due to the failure of BioCam's shareholders to perform their contractual obligations. The 4,200,000 shares of common stock were subsequently cancelled in 1999.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

11.  Common Stock Transactions (Continued)

     The Company issued 50,000 and 100,000 shares of its restricted common stock in 1999 and 1998, respectively, to individuals as compensation in connection with its reorganization and reactivation of the Company. These transactions were valued at $10,000 and $5,000, respectively, which was the fair market value based upon either the open market closing price or a board of directors designation as of the date of each individual's involvement with the Company.

     In 1999, the Company issued 70,000 shares of its restricted common stock for repayment of a note payable plus accrued interest. This transaction was valued at $46,026, which was based on the note payable balance due plus accrued interest.

     The Company issued 5,000,000 shares if unreigistered common stock in the amount of $.10 per share for a total of $500,000. These shares were issued under stock subscriptions agreements date November 9, 1999, in accordance with the terms and conditions of the Offering Document dated January 8, 1999. The total collected to date is $166,000.

     The Company authorized shares of unregistered common stock is, as follows:

         700,000 shares issued at $.50 per share on January 8, 1999

         250,000 shares issued at $.40 per share on January 8, 1999

         250,000 shares issued at $1.00 per share on September 17, 1998

         1,000,000 shares issued at $.10 per share on March 3, 1998

     The Company's legal counsel issued an opinion stating that the above shares are exempt from registration under Section 3(b) of the Securities Act of 1993 and 504 of Regulation D.

12.  Other Related Party Transactions

     The Company retains the services of a marketing company whose principal owner is a controlling shareholder of the Company. During 1999, payments of $20,000 were made to this related company.

     During 1998 and 1999 the Company made payments to a shareholder for rent, administrative and consulting services. During 1998, 50,000 shares were issued to and $53,800 was paid to this shareholder. For the year ended December 31, 1999, payments in the aggregate of $88,098 were made to this shareholder.

     On March 10, 1998, the Company granted an option to purchase 10,000,000 shares of its common stock to the controlling shareholder at a price of at $.05 per share. The option is exercisable any time after June 1, 2000 and will expire on March 9, 2003.

     On March 10, 1998 the Company granted an option to purchase 2,000,000 shares of its common stock to a shareholder at a price of $.05 per share. The option is exercisable any time after June 1, 2000 and will expire on March 9, 2003.

     On March 10, 1998, the Company granted an option to purchase 8,000,000 shares of its common stock to a consultant of the Company at a price of $.05 per share. The option is exercisable any time after June 1, 2000 and will expire on March 9, 2003.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

13.  Cash Flow Information

     During 1998, the Company issued restricted shares of its common stock as a repayment of accrued expenses in the amount of $472,500.

     During 1999:

         The Company cancelled stock related to purchase of an investment in the amount of $1,000,000.

         The Company issued restricted shares of its common stock as a repayment of notes payable plus accrued interest in the amount of $46,026.

         The Company issued stock under a subscription receivable in the amount of $334,000.

     See Note 11 for further information on the above noted transactions.

14.  Going Concern

     As shown in the accompanying financial statements, the Company incurred net losses of $612,732 and $465,545 for the years ended December 31, 1999 and 1998, respectively. The Company's current liabilities exceeded its current assets by $241,885 and, $248,795 at December 31, 1999 and 1998,
     respectively. The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiary. In September 1999, the Company contracted a software developer to design and develop the software. The Company anticipates the completion of the software by the end of 1999 and expects to begin generating significant revenues by April, 2000. The expected costs to complete the software, purchase of hardware and marketing will be approximately $500,000. These costs will be funded by the issuance of its common stock in the amount of $500,000 under a subscription agreement dated November 9, 1999. Of the subscribed amount, $166,000 was collected to date. The Company feels that the amount from the offering will be sufficient to fund the completion of the project. The Company will offer additional shares of its common stock to raise capital on an as needed basis.