Form 10QSB
period 2000-03-31
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2000-05-18
CIK 1066850

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending March 31, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from         to
                                                 -------    -------

Commission file number      0-28607
                       -------------


                       INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.
---------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           COLORADO                                      74-2929034
---------------------------------               --------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



100 South Orange Ave., Ste. 100,Orlando, FL              78247
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)



Issuer's telephone number,(   407     )     481       -          8900
                           -----------  -------------   -------------


 Former Name, former address and former fiscal year if changed since last report

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes X   No
                                                                       ---   ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes      No
                                                                   ---    ---



Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No

                    INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I - Financial Information

Item     1 - Financial  Statements  (unaudited)  Balance Sheets -
         March 31, 2000 and December 31, 1999                                2

         Statement of Operations -
         Three Months ended March 31, 2000 and 1999                          3

         Statement of Cash Flows -                                           4
         Three Months ended March 31, 2000 and 1999

         Notes to Financial Statements                                       5

Item 2- Management's Discussion and Analysis or Plan of
           Operation                                                         8

Part II - Other Information                                                 11

Item 1 - Legal Proceedings                                                  11

Item 2 - Changes in Securities and Use of Proceeds                          11

Item 3 - Defaults Upon Senior Securities                                    11

Item 4 - Submission of Matters to a Vote of Security Holders                11

Item 5 - Other Information                                                  11

Item 6 - Exhibits and Reports on Form 8-K                                   11

Signature                                                                   12

PART I-FINANCIAL INFORMATION

Item 1.           Financial Statements.  (Unaudited)




             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WITH ACCOUNTANTS' REPORT
                           FOR THE THREE MONTHS ENDED

                                 MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                            Page

Accountants' Review  Report.................................................  1

Condensed Consolidated Financial Statements

  Balance Sheets............................................................  2

  Statements of Operations..................................................  3

  Statements of Cash Flows..................................................  4

Notes to Condensed Consolidated

  Financial Statements......................................................  5

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #22
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors

Innovative Holdings & Technologies, Inc. and Subsidiary
Orlando, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Innovative Holdings & Technologies, Inc. and Subsidiary as of March 31, 2000 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modification that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheets as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 16, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

May 11, 2000




            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              March 31,                 December 31,
                                                                                 2000                       1999
                                                                            ---------------            ----------------

Current assets

  Cash                                                                  $              616        $              2,011
  Prepaid expenses                                                                   3,681                       3,681
  Note receivable                                                                   10,250                      10,250
                                                                            ---------------            ----------------
     Total current assets                                                           14,547                      15,942

Property and equipment                                                              20,795                      23,121

Other assets                                                                         5,581                       4,263
                                                                            ---------------            ----------------
      Total assets                                                       $           40,923        $             43,326
                                                                            ===============            ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued
    expenses                                                            $           11,373        $             25,826
  Withholding taxes payable                                                        163,250                     163,250
  Notes payable                                                                    125,000                      25,000
  Due to affiliate                                                                  46,169                      43,751
                                                                            ---------------            ----------------
     Total current liabilities                                                     345,791                     257,827



Stockholders' equity (deficit)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   no shares issued and
   outstanding, respectively                                                             -                           -

  Common stock, $.0001 par value,
   450,000,000 shares authorized,
   23,124,884 and 23,124,884 issued
   and outstanding, respectively                                                     2,313                       2,313

  Additional paid-in capital                                                     3,080,619                   3,080,619
  Stock subscriptions receivable                                          (        334,000 )        (          334,000 )
  Deficit                                                                 (      3,053,801 )        (        2,963,433 )
                                                                            ---------------            ----------------
      Total stockholders' equity (deficit)                                 (        304,869 )       (          214,501 )
                                                                            ---------------            ----------------
      Total liabilities and stockholders' equity (deficit)               $           40,923        $             43,326
                                                                            ===============            ================




   The accompanying notes are an integral part of these financial statements.



             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended March 31,
                                               -------------------------------------------
                                                    2000                       1999
                                               ---------------            ----------------

Expenses

  General and administrative               $           89,610        $             82,722
  Research and development                                  -                       1,781
  Interest expense                                        758                           -
                                               ---------------            ----------------
      Total expenses                                    90,368                      84,503
                                               ---------------            ----------------

Net loss                                   $ (         90,368 )      $ (           84,503 )
                                               ===============            ================


Basic loss per share                       $ (         0.0039 )      $ (           0.0037 )
                                               ===============            ================

Diluted loss per share                     $ (         0.0039 )      $ (           0.0037 )
                                               ===============            ================















   The accompanying notes are an integral part of these financial statements.



             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended March 31,
                                                                                 2000                       1999
                                                                            ---------------            ----------------

Cash flows from operating activities:

Net loss                                                                $ (         90,368  )      $ (          84,503 )
Adjustments to reconcile net
      loss to net cash used by
      operating activities:
       Depreciation                                                                  2,326                         143
      (Increase) decrease in:
          Other assets                                                    (          1,318  )        (          43,660 )
      Increase (decrease) in:
          Accounts payable and accrued                                    (         14,453  )                   18,148
                                                                            ---------------            ----------------
            expenses
            Net cash used by operating

              activities                                                  (        103,813  )        (         109,872 )
                                                                            ---------------            ----------------


Cash flows from investing activities:

    Purchases of property and equipment                                   (        -        )        (           1,713 )
                                                                            ---------------            ----------------
            Net cash used by investing
              activities                                                  (        -        )        (           1,713 )
                                                                            ---------------            ----------------

Cash flows from financing activities:
   Payments of notes payable                                                       -                 (          15,000 )
   Proceeds from affiliate                                                           2,418           (         204,950 )
   Proceeds from issuance of stock                                                 -                           460,000
   Borrowings on notes payable                                                     100,000                           -
            Net cash provided by financing
              activities                                                           102,418                     240,050
                                                                            ---------------            ----------------

Increase (Decrease)  in cash                                              (          1,395  )                  128,465
Cash at beginning of period                                                          2,011                       4,303
                                                                            ---------------            ----------------

Cash at end of period                                                   $              616         $           132,768
                                                                            ===============            ================












   The accompanying notes are an integral part of these financial statements.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Interim Information

In the opinion of the management of Innovative Holdings & Technologies, Inc. and Subsidiary, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1999.

2. Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

3. Supplemental Disclosures of Cash Flow Information

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      2000             1999
                                                      ----             ----
Operating Activities:

  Interest paid                                       $758             $  -
                                                       ===              ===
4.  Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $90,368 for the three months ended March 31, 2000. The Company's current liabilities exceeded its current assets by $331,244 at March 31, 2000. The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiary. In September 1999, the Company contracted a software developer to design and develop the software. The Company has completed the software and expects to begin generating significant revenues by July, 2000. The expected costs to complete the software, purchase of hardware and marketing will be approximately $500,000. These costs will be funded by the issuance of its common stock in the amount of $500,000 under a subscription agreement dated November 9, 1999. Of the subscribed amount, $166,000 was collected to date. The Company feels that the amount from the offering will be sufficient to fund the completion of the project. The Company will offer additional shares of its common stock to raise capital on an as needed basis.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       Legal Proceedings

         On April 25, 2000, BCR Media, Inc. filed a complaint against the Company alleging that it owns 500,000 common shares of the Company and the Company refused to transfer the shares in accordance with BCR Media, Inc.'s request. BCR Media, Inc. is seeking damages from its inability to sell the shares and has requested damage based on the face value of the shares plus interest, costs and attorneys fees.



             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.  Income Taxes

       The total deferred tax assets are as follows:

                                     Net Operating Loss Carryforwards      Applicable Tax Rate

                                 ---------------------------------------------------------------
                                                                                                 Valuation       Amount Per
                                  Federal        State          Total     Federal     State      Allowance      Balance Sheet
                                 ----------    ----------    ------------ ---------   -------   -------------  ----------------

Deferred tax assets at
 December 31, 1997

Changes for the year
 ended December 31, 1998

                                 ----------    ----------    ------------                       -------------    --------------
Deferred tax assets at
 December 31, 1998

Changes for the
 year ended
 December 31, 1999

                                 ----------    ----------    ------------                       -------------    --------------
Deferred tax assets at
 December 31, 1999             $            $             $                                  $                 $       -
                                 ==========    ==========    ============                       =============    ==============


     At December 31, 1999, the Company has net operating loss carryforwards of $2,928,322. These losses will begin expiring in 2002.

     A valuation allowance has been provided against the deferred tax assets at December 31, 1999 and 1998 since it is likely that the Company will not realize the benefits of the deferred tax assets.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

         SAFE HARBOR STATEMENT

         Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.


INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with "Selected Condensed Consolidated Financial Data" and the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this document.

From December 1990 through October 1997, the Company did not operate any businesses and was inactive.

In November 1997, the Company changed its name to Innovative Holdings & Technologies, Inc. The Company considers its role to be an incubator of high technology companies and began its search for suitable business acquisitions. In the second quarter of 1998, the Company signed an agreement to acquire BioCam Company, Inc. (BioCam), a developer of telemetry technology in the amount of $1,000,000. This was paid for by issuance of convertible preferred stock and restricted common stock. The Company began supporting the operations of BioCam financially and funded approximately $350,000, in 1998. By the end of 1998, the principals of BioCam rescinded on their agreement with the Company and the relationship was terminated.

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

                                         The three months ended March 31,

                                         ---------------------------------
                                                2000             1999
                                         -------------       -------------
Revenues                                          0.0%                0.0%

Expenses:
  General and Administrative                     99.2%               97.9%
  Research and Development                          -                 2.1%
  Interest Expense                                 .8                   -
            -
    Total Expenses                                100%                100%

Net Loss                                          100%                100%
                                         =============       =============


Revenues
--------

The Company had no revenues for the three months ended March 31, 2000 and 1999. Revenues are expected to commence during July, 2000.

General and Administrative
--------------------------

General and administrative expenses have increased from $82,722 in 1999 to $89,610 in 2000. The increase in these expenses resulted from the purchase of Xtreme and Company's dedicated support to develop their business operations.

Research and Development
------------------------

Research and development expenses decreased from $1,781 in 1999 to $0 in 2000. Research and development expenses are not recurring expenses, estimated research and development costs through the completion of the telemetry system in April 2000 will be approximately $200,000.

Interest Expense
----------------

Interest expense is due from personal loans made to the company. The amounts from 1999 to 2000 have not varied considerably.

Liquidity and Capital Resources

The Company requires capital principally for the financing of operations and the development of their wholly owned subsidiary, Xtreme Telemetry Systems, Inc. To date, the company has financed its operations primarily through the sale its of equity securities. During the three month period ended March 31, 1999, the Company generated $460,000, from the issuance of its stock.

The Company had negative working capital as of March 31, 2000 of $331,244, compared to $241,885 as of December 31, 1999.

As stated in the Company's Consolidated Financial Statements, the Company's ability to continue as a going concern is dependent upon issuance of stock and attaining profitable operations. The deficiency in operating cash flows is expected to continue until such time that the Company will begin to generate cash flows from the telemetry data in the form of advertisement and sponsorship sales. Operations are expected to begin in July 2000 and the research and development costs will cease. Until such time, the company will rely on the private non-public sale of common stock or debt financing, or a combination of both, to generate cash flows necessary to meet the company's operational requirements. There can be no assurance the additional financing will be attained or that the operations will be profitable. Such inability would have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II- OTHER INFORMATION

Item 1.           Legal Proceedings.

         On April 25, 2000, BCR Media, Inc., the plaintiff, filed a complaint naming the Company as defendant. The complaint was filed in the Ninth Judicial Circuit Court for Orange County, Florida. BCR Media, Inc. alleges: (1) it owns 500,000 common shares of the Company's common stock, (2) it presented the shares to the Company's transfer agent for transfer, and (3) the Company refused to transfer the shares in accordance with BCR Media's request. BCR Media is seeking damages from its inability to sell the shares and has requested damages based on the face value of the shares, plus pre-judgement interest, costs and attorneys fees.

Item 2.           Changes in Securities and Use of Proceeds

                  None

Item 3.           Defaults Upon Senior Securities.

                  None

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.           Other Information.

                  None

Item 6.           Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit Number                              Description

          *3.1 Articles of Incorporation and Amendments filed as exhibits to the Company's Form 10-SB Registration Statement filed December 22, 1999.

          *3.2 3.2 By-Laws filed as exhibits to the Company's Form 10-SB Registration Statement filed December 22, 1999.

          (27)             Financial Data Schedule

*Previously filed.

         (b) Reports on Form 8-K. No reports were filed on Form 8-K during this quarter.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2000



INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.




By:   /s/  Helmuth Wyzisk
-------------------------
           Helmuth Wyzisk
Title: President