Form 10QSB
period 2000-06-30
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2000-08-18
CIK 1066850

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending June 30, 2000

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


Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WITH ACCOUNTANTS' REPORT
                            FOR THE SIX MONTHS ENDED

                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                           -----



Accountants' Review  Report..............................................      1

Condensed Consolidated Financial Statements

  Balance Sheets.........................................................      2

  Statements of Operations...............................................      3

  Statements of Cash Flows...............................................      4

Notes to Condensed Consolidated

  Financial Statements...................................................  5 - 7

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Innovative Holdings & Technologies, Inc. and Subsidiary
Orlando, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Innovative Holdings & Technologies, Inc. and Subsidiary as of June 30, 2000 and the related condensed consolidated statements of operations and cash flows for the six months ended June 30, 2000 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheets as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 16, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

August 1, 2000



            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    June 30,     December 31,
                                                                      2000           1999
                                                                  -----------    -----------

Current assets
  Cash                                                            $     3,642    $     2,011
  Prepaid expenses                                                       --            3,681
  Note receivable                                                      10,250         10,250
                                                                  -----------    -----------
     Total current assets                                              13,892         15,942

Property and equipment                                                 20,053         23,121

Other assets                                                            5,931          4,263
                                                                  -----------    -----------
Total assets                                                      $    39,876    $    43,326
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued
    expenses                                                      $    19,109    $    25,826
  Withholding taxes payable                                           163,803        163,250
  Notes payable                                                          --           25,000
  Due to affiliate                                                    128,103         43,751
                                                                  -----------    -----------
     Total current liabilities                                        311,015        257,827


Stockholders' equity (deficit)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   no shares issued and
   outstanding, respectively                                             --             --

  Common stock, $.0001 par value,
   450,000,000 shares authorized,
   44,124,884 and 23,124,884 issued
   and outstanding, respectively                                        4,413          2,313

  Additional paid-in capital                                        4,128,519      3,080,619
  Stock subscriptions receivable                                   (1,259,000)      (334,000)
  Deficit                                                          (3,145,071)    (2,963,433)
                                                                  -----------    -----------

     Total stockholders' equity (deficit)                            (271,139)      (214,501)
                                                                  -----------    -----------
     Total liabilities and stockholders' equity (deficit)         $    39,876    $    43,326
                                                                  ===========    ===========




   The accompanying notes are an integral part of these financial statements.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                               Six Months Ended June 30,
                                               -------------------------
                                                  2000           1999
                                               ----------     ----------

Expenses
  General and administrative                    $ 174,997     $ 175,062
  Research and development                           --          13,989
  Interest expense                                  6,641          --
                                                ---------     ---------
      Total expenses                              181,638       189,051
                                                ---------     ---------

Net loss                                        $(181,638)    $(189,051)
                                                =========     =========


Basic loss per share                            $  (0.008)    $  (0.009)
                                                =========     =========

Diluted loss per share                          $  (0.008)    $  (0.009)
                                                =========     =========








   The accompanying notes are an integral part of these financial statements.



             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended June 30,
                                                          2000            1999
                                                        ---------       ---------
Cash flows from operating activities:
Net loss                                                $(181,638)      $(189,051)
Adjustments to reconcile net
      loss to net cash used by
      operating activities:
        Prepaid  expenses                                   3,681            --
       Depreciation                                         3,068             370
      (Increase) decrease in:
          Other assets                                     (1,668)       (241,721)
      Increase (decrease) in:
          Accounts payable and accrued expenses            (6,717)         18,148
                                                        ---------       ---------
             Net cash used by operating activities       (182,271)           --
                                                        ---------       ---------

Cash flows from investing activities:

  Proceeds from investment                               (   --  )       (   --  )
                                                        ---------       ---------
            Net cash used by investing activities        (   --  )       (   --  )
                                                        ---------       ---------



Cash flows from financing activities:

   Payments of notes payable                             (250,000)       (   --  )
   Proceeds from affiliate                                  2,100        (   --  )
   Proceeds from issuance of stock                       (925,000)       (   --  )
                                                        ---------       ---------
            Net cash provided by financing activities        --              --
                                                        ---------       ---------

Increase (Decrease)  in cash                                 --              --
Cash at beginning of period                                  --              --
                                                        ---------       ---------

Cash at end of period                                   $    --         $    --
                                                        =========       =========



   The accompanying notes are an integral part of these financial statements.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Interim Information

In the opinion of the management of Innovative Holdings & Technologies, Inc. and Subsidiary, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of its operations and cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

3. Supplemental Disclosures of Cash Flow Information

                                                   Six months ended June 30,
                                                   -------------------------
                                                    2000                1999
                                                   -----               -----
Operating Activities:

  Interest paid                                    $ 758               $   -
                                                   =====               =====
4.  Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $181,638 for the six months ended June 30, 2000. The Company's current liabilities exceeded its current assets by $179,270 at June 30, 2000. The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiary. In September 1999, the Company contracted a software developer to design and develop the software. The Company has completed the software and expects to begin generating significant revenues by May, 2000. The expected costs to complete the software, purchase of hardware and marketing will be approximately $500,000. These costs will be funded by the issuance of its common stock in the amount of $500,000 under a subscription agreement dated November 9, 1999. Of the subscribed amount, $166,000 was collected to date. The Company feels that the amount from the offering will be sufficient to fund the completion of the project. The Company will offer additional shares of its common stock to raise capital on an as needed basis.

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

6.       Stock Options

         On January 12, 1998, the Company entered unto a stock option agreement in which the Company grants the option to officers to purchase up to 362,619 shares of non-voting common stock for an exercise price of $1.72 per share at any time through January 12, 2013.

         An option to purchase a second group of 453,275 shares of non-voting common stock at the same exercise price is granted and fully exercisable on January 11, 2012, however, if the controlling interest value of the Company, as defined in the agreement, exceeds a certain dollar amount on December 31, 2003, the option may become exercisable as early as may 1, 2004 and may be exercised in whole or in part until January 12, 2013. Special provisions apply in the event of death, disability or termination of the employee.

         Prior to December 31, 2003, should the Company sell substantially all of its assets and business, or if 51% of the issued and outstanding stock is held by stockholders other than the stockholders at January 12, 1998, or if employment is terminated by the Company for good cause or by the optionee for good reason, certain percentages of the option stock may become immediately and fully exercisable contingent upon the attainment of certain target values for the Company and the date of occurrence.

         Number of options outstanding on January 1, 1998                     -

         Number of options granted in 1998                              362,619
                                                                        -------

         Number of options outstanding on December 31, 1998             362,619
                                                                        =======

         Number of options exercisable at December 31, 1998             362,619
                                                                        =======

         Weighted average exercise price per share outstanding
             and per shared exercisable                                 $  1.72
                                                                        =======

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.       Stock Options, (Continued)

         Total compensation cost recognized in 1998 for stock
             based compensation awards                             $      -
                                                                   ========
         Grant date fair value of options granted in 1998          $ 16,000
                                                                   ========
         Weighted average options grant date fair value
             of options granted in 1998                            $   .044
                                                                   ========
         Weighted average remaining contractual life of
             options outstanding and exercisable                   14 years
                                                                   ========

         No options were exercised, were forfeited or expired in 1998 and 1999.

         The calculation of the fair values of the options, under the minimum value method, assumes that no corporate dividends will be issued prior to the exercise of the options, and that the options will be exercised immediately prior to the exercise expiration date. The risk free interest rate used in the calculation was based on the zero coupon government issue rate of approximately 6 percent.

         The Company has accounted for the stock options under APB Opinion 25, an accounting standard under which no related compensation expense was recognized in 1998, the year of the grant. Under an alternative accounting standard, FAS 123, compensation expense of $16,107 would have been recognized related to the grant, resulting in net income of $406,134.



             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.  Income Taxes

       The total deferred tax assets are as follows:

                               Net Operating Loss Carryforwards            Applicable Tax Rate
                         -------------------------------------------  ----------------------------
                                                                                                      Valuation      Amount Per
                             Federal        State          Total         Federal         State        Allowance    Balance Sheet
                         -------------  -------------  -------------  -------------  -------------  -------------  -------------
Deferred tax assets at
 December 31, 1997                --             --             --             --             --             --             --

Changes for the year
 ended December 31, 1998          --             --             --             --             --             --             --

                         -------------  -------------  -------------  -------------  -------------  -------------  -------------
Deferred tax assets at
 December 31, 1998                --             --             --             --             --             --             --

Changes for the
 year ended
 December 31, 1999                --             --             --             --             --             --             --

                         -------------  -------------  -------------  -------------  -------------  -------------  -------------
Deferred tax assets at
 December 31, 1999       $        --    $        --    $        --    $        --    $        --    $        --             --
                         =============  =============  =============  =============  =============  =============  =============


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


Overview

Since its inception in 1987, the Company's purpose is to conduct offerings of its securities to raise capital to acquire businesses in various industries. For the period from January 9, 1987 (inception) to September 30, 1990, the Company incurred a total net loss of $181,638. During this period, the Company devoted substantially all of its efforts to establish and organize a television cablecast facility. However, by the end of 1990 the operations of the Company ceased.

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

                                            The six months ended June 30,
                                           ------------------------------
                                               2000               1999
                                           -----------      -------------
Revenues                                           0.0%               0.0%
                                           -----------      -------------
Expenses:
  General and Administrative                      96.3%             90.3%
  Research and Development                           -               8.0%
  Interest Expense                                 3.7%              1.7%
                                           -----------      -------------
    Total Expenses                                 100%               100%
                                           -----------      -------------
Net Loss                                           100%              100%
                                           ===========      =============


Revenues
--------

The Company had no revenues for the six months ended June 30, 2000 and 1999. Revenues are expected to commence during 2000.

General and Administrative
--------------------------

General and administrative expenses have increased from $158,643 in 1999 to $174,997 in 2000. The increase in these expenses resulted from the purchase of Xtreme and Company's dedicated support to develop their business operations.

Research and Development
------------------------

Research and development expenses decreased from $13,989 in 1999 to $0 in 2000. Research and development expenses are not recurring expenses.

Interest Expense
----------------

Interest expense is due from personal loans made to the company. The amounts from 1999 to 2000 have not varied considerably.

Liquidity and Capital Resources
-------------------------------

The Company requires capital principally for the financing of operations and the development of their wholly owned subsidiary, Xtreme Telemetry Systems, Inc. To date, the company has financed its operations primarily through the sale its of equity securities. During the six month period ended June 30, 1999, the Company generated $210,000 from the issuance of its stock.

The Company had negative working capital as of June 30, 2000 of $422,123 compared to $241,885 as of December 31, 1999.

As stated in the Company's Consolidated Financial Statements, the Company's ability to continue as a going concern is dependent upon issuance of stock and attaining profitable operations. The deficiency in operating cash flows is expected to continue until such time that the Company will begin to generate cash flows from the telemetry data in the form of advertisement and sponsorship sales. Operations are expected to begin in 2000 and the research and development costs will have ceased. The Company is pursuing equity financing through a private placement dated July 17, 2000. There can be no assurance the additional financing will be attained or that the operations will be profitable. Such inability would have a material adverse effect on the Company's business, operating results and financial condition.

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