Form 10QSB/A
period 2000-06-30
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2000-08-22
CIK 1066850

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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
                       -------------


                       INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.
        ---------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           COLORADO                                      74-2929034
---------------------------------               --------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



100 South Orange Ave., Ste. 100,Orlando, FL              32801
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)



Issuer's telephone number,(   407     )     481       -          8900
                           -----------  -------------   -------------


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

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WITH ACCOUNTANTS' REPORT
                            FOR THE SIX MONTHS ENDED

                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                           -----



Accountants' Review  Report..............................................      1

Condensed Consolidated Financial Statements

  Balance Sheets.........................................................      2

  Statements of Operations...............................................      3

  Statements of Cash Flows...............................................      4

Notes to Condensed Consolidated

  Financial Statements...................................................  5 - 6

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Innovative Holdings & Technologies, Inc. and Subsidiary
Orlando, Florida

We have reviewed the accompanying condensed consolidated balance sheets of Innovative Holdings & Technologies, Inc. and Subsidiary as of June 30, 2000 and the related condensed consolidated statements of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

August 1, 2000



           INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    June 30,     December 31,
                                                                      2000           1999
                                                                  -----------    -----------
                                                                                   (Audited)
Current assets
  Cash                                                            $     3,642    $     2,011
  Prepaid expenses                                                       --            3,681
  Note receivable                                                      10,250         10,250
                                                                  -----------    -----------
     Total current assets                                              13,892         15,942

Property and equipment                                                 20,053         23,121

Other assets                                                            5,931          4,263
                                                                  -----------    -----------
     Total assets                                                 $    39,876    $    43,326
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued
    expenses                                                      $    19,109    $    25,826
  Withholding taxes payable                                           163,803        163,250
  Notes payable                                                       125,000         25,000
  Due to affiliate                                                    128,103         43,751
                                                                  -----------    -----------
     Total current liabilities                                        436,015        257,827
                                                                  -----------    -----------



Stockholders' equity (deficit)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   no shares issued and
   outstanding, respectively                                             --             --

  Common stock, $.0001 par value,
   450,000,000 shares authorized,
   27,124,884 and 23,124,884 issued
   and outstanding, respectively                                        2,713          2,313

  Additional paid-in capital                                        3,280,219      3,080,619
  Stock subscriptions receivable                                     (534,000)      (334,000)
  Deficit                                                          (3,145,071)    (2,963,433)
                                                                  -----------    -----------
     Total stockholders' equity (deficit)                            (396,139)      (214,501)
                                                                  -----------    -----------
     Total liabilities and stockholders' equity (deficit)         $    39,876    $    43,326
                                                                  ===========    ===========


See accompanying summary of notes to unaudited condensed consolidated financial statements.



             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
                                      2000            1999            2000            1999
                                 ------------    ------------    ------------    ------------
Expenses
  General and administrative     $     64,747    $     75,921    $    174,997    $    158,643
  Research and development                  0          12,208            --            13,989
  Interest expense                      5,883           3,036           6,641           3,036
                                 ------------    ------------    ------------    ------------
     Total expenses                    70,630          91,165         181,638         175,668
                                 ------------    ------------    ------------    ------------

Net loss                         $    (70,630)   $    (91,165)   $   (181,638)   $   (175,668)
                                 ============    ============    ============    ============


Basic loss per share             $     (0.003)   $     (0.004)   $     (0.008)   $     (0.008)
                                 ============    ============    ============    ============

Weighted Average Common Shares     23,960,049      22,254,884      23,542,466      22,072,840
                                 ============    ============    ============    ============








See accompanying summary of notes to unaudited condensed consolidated financial statements.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended June 30,
                                                          2000         1999
                                                        ---------    ---------

Cash flows from operating activities:
Net loss                                                $(181,638)   $(175,668)
Adjustments to reconcile net
      loss to net cash used by
      operating activities:
       Depreciation                                         3,068         --
      (Increase) decrease in:
          Prepaid insurance                                 3,681         --
          Other assets                                     (1,668)      (3,473)
      Increase (decrease) in:
          Accounts payable and accrued expenses            (6,717)         373
          Withholding taxes payable                           553         --
                                                        ---------    ---------
             Net cash used by operating activities       (182,271)    (178,768)
                                                        ---------    ---------


Cash flows from investing activities:
  Purchase of property and equipment                    (    --  )      (1,900)
                                                        ---------    ---------
            Net cash used by investing activities       (    --  )      (1,900)
                                                        ---------    ---------


Cash flows from financing activities:
   Proceeds from  notes payable                           100,000         --
   Proceeds from affiliate                                 84,352       13,000
   Proceeds from issuance of stock                           --        210,000
                                                        ---------    ---------
            Net cash provided by financing activities     184,352      223,000
                                                        ---------    ---------


Increase (Decrease)  in cash                                1,631       42,332
Cash at beginning of period                                 2,011        4,303
                                                        ---------    ---------

Cash at end of period                                   $   3,642    $  46,635
                                                        =========    =========







See accompanying summary of notes to unaudited condensed consolidated financial statements.

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

2.  Financial Statements

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its   wholly-owned   subsidiary.   All  significant   intercompany
transactions and balances have been eliminated.

3.  Supplemental Disclosures of Cash Flow Information

                                                Six months ended June 30,
                                               --------------------------
                                                  2000            1999
                                               ----------      ----------
Operating Activities:

  Interest paid                                $      758      $     --
                                               ==========      ==========

4.  Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $181,638 for the six months ended June 30, 2000. The Company's current liabilities exceeded its current assets by $422,123 at June 30, 2000. The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiary. The Company will offer additional shares of its common stock to raise capital on an as needed basis.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  Stock Options

On January March 10, 1998, the Company entered unto a stock option agreement in which the Company grants the option to shareholders and consultants to purchase up to 21,000,000 shares of common stock for an exercise price of $0.05 per share at any time through March 9, 2003

The following is a summary of stock option plan activity for the three months ended June 30, 2000.

Number of options outstanding on April 1, 2000           21,000,000

Number of options exercised in 2000                      (4,000,000)
                                                         ----------

Number of options outstanding on June 30, 2000           17,000,000
                                                         ==========
Number of options exercisable at June 30, 2000           17,000,000
                                                         ==========
Weighted average exercise price per share
  outstanding and exercisable                            $     0.05
                                                         ==========

Weighted average remaining contractual life of
    options outstanding and exercisable                        2.9
                                                         ==========

No options were forfeited or expired in 2000 and 1999.

The calculation of the fair values of the options, under the minimum value method, assumes that no corporate dividends will be issued prior to the exercise of the options, and that the options will be exercised immediately prior to the exercise expiration date. The risk free interest rate used in the calculation was based on the zero coupon government issue rate of approximately 6 percent.

The Company has accounted for the stock options under APB Opinion 25, an accounting standard under which no related compensation expense was recognized in 1998, the year of the grant. Under an alternative accounting standard, FAS 123, compensation expense of $60,000 would have been recognized related to the grant, resulting in net loss of $241,638.