Form 10QSB
period 2000-09-30
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2000-11-20
CIK 1066850

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending September 30, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from         to
                                                 -------    -------

Commission file number      0-28607
                       -------------


                       INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.
        ---------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           COLORADO                                      74-2929034
---------------------------------               --------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



100 South Orange Ave., Ste. 300,Orlando, FL              32801
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)



Issuer's telephone number,(   407     )     481       -          8900
                           -----------  -------------   -------------


 Former Name, former address and former fiscal year if changed since last report

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes X   No
                                                                       ---   ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes      No
                                                                   ---    ---


Applicable on to corporate issuers

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

         Transitional Small Business Disclosure Format
         (Check One)
         Yes      No

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WITH ACCOUNTANTS' REPORT

                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                           Page

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

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Innovative Holdings & Technologies, Inc. and Subsidiaries
Orlando, Florida

We have reviewed the accompanying condensed consolidated balance sheets of Innovative Holdings & Technologies, Inc. and Subsidiaries as of September 30, 2000 and the related condensed consolidated statements of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the condensed consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 4. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheets as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 16, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

October 30, 2000



           INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                 September 30,   December 31,
                                                                      2000           1999
                                                                  -----------    -----------
                                                                                   (Audited)
Current assets
  Cash                                                            $      --      $     2,011
  Prepaid expenses                                                      3,681          3,681
  Other receivables                                                     2,657           --
  Note receivable                                                      12,358         10,250
                                                                  -----------    -----------
     Total current assets                                              18,696         15,942

Property and equipment                                                 20,053         23,121
License Agreement                                                     320,000           --
Other assets                                                            3,473          4,263
                                                                  -----------    -----------
     Total assets                                                 $   362,222    $    43,326
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued
    expenses                                                      $    24,161    $    25,826
  Withholding taxes payable                                           163,803        163,250
  Notes payable                                                       381,700         25,000
  Due to affiliate                                                    255,600         43,751
                                                                  -----------    -----------
     Total current liabilities                                        825,264        257,827
                                                                  -----------    -----------

Stockholders' equity (deficit)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   no shares issued and
   outstanding, respectively                                             --             --

  Common stock, $.0001 par value,
   450,000,000 shares authorized,
   27,124,884 and 23,124,884 issued
   and outstanding, respectively                                        2,713          2,313

  Additional paid-in capital                                        3,280,219      3,080,619
  Stock subscriptions receivable                                     (534,000)      (334,000)
  Deficit                                                          (3,211,974)    (2,963,433)
                                                                  -----------    -----------
     Total stockholders' equity (deficit)                            (463,042)      (214,501)
                                                                  -----------    -----------
     Total liabilities and stockholders' equity (deficit)         $   362,222    $    43,326
                                                                  ===========    ===========


See accompanying summary of notes to unaudited condensed consolidated financial statements.



            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                 --------------------------------    -------------------------------
                                      2000                1999            2000               1999
                                 ------------        ------------    ------------       ------------
Expenses
  General and administrative     $     67,212        $    112,088    $    242,209       $    287,509
  Research and development               --                15,965            --               29,954
  Interest expense                       --                 4,048           6,641              4,048
                                 ------------        ------------    ------------       ------------
     Total expenses                    67,212             132,101         248,850            321,511
                                 ------------        ------------    ------------       ------------

Operating loss                        (67,212)           (132,101)       (248,850)          (321,511)

Other Income                             --                  --               309              1,748
                                 ------------        ------------    ------------       ------------

Net loss                         $    (67,212)       $   (132,101)   $   (248,541)      $   (319,763)
                                 ============        ============    ============       ============


Basic loss per share             $     (0.003)       $     (0.007)   $     (0.011)      $     (0.018)
                                 ============        ============    ============       ============

Weighted Average Common Shares     23,536,194          17,834,051      23,536,194         17,834,051
                                 ============        ============    ============       ============




See accompanying summary of notes to unaudited condensed consolidated financial statements.



            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Nine Months Ended September 30,
                                                          2000                 1999
                                                        ---------            ---------
Cash flows from operating activities:
Net loss                                                $(248,541)           $(319,763)
Adjustments to reconcile net
      loss to net cash used by
      operating activities:
       Depreciation                                         3,068                 --
      (Increase) decrease in:
          Prepaid insurance                                  --                (25,000)
          Notes receivable                                 (2,108)              (3,250)
          Other receivable                                 (2,657)                --
          Other assets                                        790               (3,472)
      Increase (decrease) in:
          Accounts payable and accrued expenses            (1,665)              (7,447)
          Withholding taxes payable                           553             (163,250)
                                                        ---------            ---------
             Net cash used by operating activities       (250,560)            (522,182)
                                                        ---------            ---------


Cash flows from investing activities:
  Purchase of license agreement                           (60,000)                --
  Purchase of property and equipment                         --                (19,617)
                                                        ---------            ---------
            Net cash used by investing activities         (60,000)             (19,617)
                                                        ---------            ---------


Cash flows from financing activities:
   Proceeds from  notes payable                            96,700               16,700
   Proceeds from affiliate                                211,849                 --
   Repayment of note                                         --                (15,000)
   Proceeds from issuance of stock                           --               (616,000)
                                                        ---------            ---------
            Net cash provided by financing activities     308,549              617,700
                                                        ---------            ---------


Increase (Decrease)  in cash                               (2,011)              75,901
Cash at beginning of period                                 2,011                4,303
                                                        ---------            ---------

Cash at end of period                                   $    --              $  80,204
                                                        =========            =========





See accompanying summary of notes to unaudited condensed consolidated financial statements.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Presentation of Interim Information

In the opinion of the management of Innovative Holdings & Technologies, Inc. and Subsidiaries, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of its operations and cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1999.

2. Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

3. Supplemental Disclosures of Cash Flow Information

                                 Nine months ended September 30,
                                 -------------------------------
                                       2000           1999
                                      ------         ------
Operating Activities:

  Interest paid                       $    -         $4,048
                                      ======         ======
4.  Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $248,541 for the nine months ended September 30, 2000. The Company's current liabilities exceeded its current assets by $806,568 at September 30, 2000. The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiaries. The Company will offer additional shares of its common stock to raise capital and obtain financing on an as needed basis.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  Stock Options

On January March 10, 1998, the Company entered into a stock option agreement in which the Company grants the option to shareholders and consultants to purchase up to 21,000,000 shares of common stock for an exercise price of $0.05 per share at any time through March 9, 2003.

The following is a summary of stock option plan activity for the nine months ended September 30, 2000.

  Number of options outstanding on April 1, 2000                     21,000,000

  Number of options exercised by shareholder in 2000                 (4,000,000)
                                                                     ----------

  Number of options outstanding on September 30, 2000                17,000,000
                                                                     ==========

  Number of options exercisable at September 30, 2000                17,000,000
                                                                     ==========

  Weighted average exercise price per share
    outstanding and exercisable                                      $     0.05
                                                                     ==========

  Weighted average remaining contractual life of
      options outstanding and exercisable                                  2.9
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

At September 30, 2000, the Company has a stock based compensation plan, which is described above. The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. No compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair market value at the grant date for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share at September 30, 2000 and December 31, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Stock Options, (Continued)

                                                             December 31,
                                    September 30,      -----------------------
                                        2000             1999          1998
                                    -------------        ----          ----

                     As reported      $(248,541)       $(612,732)    $(465,545)
     Net loss        Pro forma        $(308,541)       $(672,732)    $(525,545)

     Basic loss      As reported      $(  0.011)       $(  0.033)    $(  0.024)
      per share      Pro forma        $(  0.013)       $(  0.038)    $(  0.028)


6.  Related Party Transactions

On May 26, 2000 a Nevada Corporation, US Tech Materials Corporation, Inc. was formed. This is a subsidiary of Innovative Holdings & Technologies, Inc.

US Tech Materials Corporation, Inc. purchased a license agreement from Ashland Patents and Technology, relating to polyether amide resins, subject to certain terms and agreements for $320,000.

On September 30, 2000, certain terms of the agreement were not met by the contract dates, resulting in two amendments extending the deadline to meet the terms of the contract to November 13, 2000. This deadline has passed and the terms of the contract have not been met. Discussions between Innovative and Ashland Patents and Technology are continuing.

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

INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, (Continued)

Results of Operations, continued

                                         The nine months ended September 30,
                                         -----------------------------------
                                              2000                   1999
                                         --------------       --------------
Revenues                                        0.0%                 0.0%
                                         --------------       --------------

Expenses:
  General and Administrative                   97.3%                89.4%
  Research and Development                        -                  9.3%
  Interest Expense                              2.7%                 1.3%
                                         --------------       --------------
         Total Expenses                         100%                 100%
                                         --------------       --------------
Net Loss                                        100%                 100%
                                         ==============       ==============

Revenues
--------

The Company had no revenues for the nine months ended September 30, 2000 and 1999.

General and Administrative
--------------------------

General and administrative expenses have decreased from $287,509 in 1999 to $242,209 in 2000. The decrease in these expenses resulted from consolidation of operating activities and stream lining of expenditures.

Research and Development
------------------------

Research and development expenses decreased from $29,954 in 1999 to $0 in 2000. Research and development expenses are not recurring expenses.

Interest Expense
----------------

Interest expense is due from personal loans made to the company. The amounts from 1999 to 2000 have not varied considerably.

INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, (Continued)

Liquidity and Capital Resources

The Company requires capital principally for the financing of operations and the development and marketing of its subsidiaries products. To date, the company has financed its operations primarily through the sale its of equity securities and by obtaining financing. During the nine month period ended September 30, 1999, the Company generated $616,000 from the issuance of its stock.

The Company had negative working capital as of September 30, 2000 of $806,568 compared to $241,885 as of December 31, 1999.

As stated in the Company's Consolidated Financial Statements, the Company's ability to continue as a going concern is dependent upon issuance of stock and obtaining debt financing. The Company is pursuing equity financing through a private placement dated July 17, 2000. There can be no assurance the additional financing will be attained or that the operations will be profitable. Such inability would have a material adverse effect on the Company's business, operating results and financial condition.

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