Form 10KSB
period 2000-12-31
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2001-04-16
CIK 1066850

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                                  For  the  fiscal year ended December 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the transition period from_______to_______ Commission file number _______________________


                  INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Colorado                                        74-2929034
---------------------------------              ---------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)



100 South Orange Ave., Ste. 300, Orlando, FL                 32801
--------------------------------------------   ---------------------------------
(Address of principal executive offices)                   (Zip Code)



Issuer's telephone number,(   407     )     481       -      8900
                           -----------  -------------   -------------


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

         The Company, through its XTS subsidiary, has developed the Xtreme Telemetry System, a high technology data acquisition and delivery system for broadcast television and Internet applications. The XTS System incorporates sensor technologies to gather data from biological, mechanical and environmental sources. This data then can be wirelessly transmitted from its source, by way of XTS's proprietary software, to broadcast applications on TV or the Internet. This broadcast information can then be graphically displayed on TV or the Internet.

         During 2000 there was contact with sports and broadcast entities for the purpose of telemetry data acquisition and broadcast delivery. These discussions have not resulted in contractual agreements and there are no assurances that these efforts will be sucessful.

          The Company has developed propriety software for which a copyright has been applied for.

                  The Company acquired an interest in USTech Materials Corporation. USTech Materials Corporation (USTM) intends to develop manufacturing and marketing for Poly Ether Amid Resin, also known as PEAR. The PEAR resins were originally developed by Ashland, Inc., who entered into a license agreement with USTM/IHTL in July, 2000. The Company has endeavored to seek out financing and personnel to assist USTM's infrastructure, sales, and marketing systems and strategic relationships in order to bring PEAR to the marketplace. This Company, USTM, is still in its basic development stages, and there are no guarantees that USTM will successfully raise sufficient capital, attract management and other personnel, and be able to develop manufacturing facilities, materials sources, R&D capabilities, marketing channels and delivery methods for PEAR resins.

Employees

         The Company employed three full employees, and uses the services of six consulting firms/individuals on an as-needed basis.

Item 2.       Description of Property.

         The Company owns no real property. It subleases 2,778 square feet of office space from Metcalf Limited Partnership. The premises are located at 100 South Orange Ave., Suite 300, Orlando, Florida. The lease commenced on July 1, 1999 and ends on the last effective day of the Lease, October 1, 2002, unless terminated sooner, as set forth in the lease agreement. The monthly rent is currently $3,839.00.

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

Table 3.

Bid Information
--------------------------------------------------------------------------------

Fiscal Quarter Ended                        High                       Low
--------------------------------------------------------------------------------

December 31, 2000                           0.187                      0.0312
September 30, 2000                          0.348                      0.125
June 30, 2000                               0.348                      0.0625
March 31, 2000                              0.437                      0.265
December 31, 1999                           0.22                       0.12
September 30, 1999                          1.02                       0.16
June 30, 1999                               0.84                       0.375
March 31, 1999                              1.22                       0.325
December 31, 1998                           0.78                       0.27
--------------------------------------------------------------------------------

(b)      Holders.

         The Company has approximately 2,234 active shareholders of its common stock holding 26,374,884 common shares.

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

On January 8, 1999, the Company incorporated Xtreme Telemetry Systems, Inc. (Xtreme) and is its sole stockholder. Xtreme began the development of a real time telemetric monitoring device, to be marketed initially in the sports and entertainment industries. The device will monitor performance and transmit the data by broadcast or over the internet. In September, 1999, the Company secured the services of specialists in computer software development. The alpha-beta testing of the software commenced in the fourth quarter, 1999. The products under development have not been completed.

Results of operations

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as a percentage of total expenses.

                                         The nine months ended December 31,
                                         ----------------------------------
                                             2000             1999
                                            -----            -----
Revenues                                     0.0%             0.0%
                                            -----            -----

Expenses:
  General and Administrative                88.7%            70.2%
  Research and Development                   8.4%            28.9%
  Interest Expense                           2.9%              .9%
                                            -----            -----
         Total Expenses                      100%             100%
                                            -----            -----
Net Loss                                     100%             100%
                                            =====            =====

Revenues

The Company had no revenues for the years ended December 31, 2000 and 1999.

General and Administrative

General and administrative expenses have decreased from $431,050 in 1999 to $300,898 in 2000. The decrease in these expenses resulted from consolidation of operating activities and stream lining of expenditures.

Research and Development

Research and development expenses decreased from $177,253 in 1999 to $28,455 in 2000. Research and development expenses are not recurring expenses.

Interest Expense

Interest expense is due from personal loans made to the company. The amounts from 1999 to 2000 have not varied considerably.

Liquidity and Capital Resources

The Company requires capital principally for the financing of operations and the development and marketing of its subsidiary's products. To date, the company has financed its operations primarily through the sale its of equity securities and by obtaining financing. During the year ended December 31, 1999, the Company generated $616,000 from the issuance of its stock.

The Company had negative working capital as of December 31, 2000 of $441,340 compared to $241,885 as of December 31, 1999.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.133 (SFAS133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, issued in June 1999. SFAS 133 established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material effect on the financial statements.

Recent Accounting Pronouncements, Continued

In March 2000, FASB Interpretation, No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25," (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among other matters. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on our financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. The Company does not believe that the adoption of SFAS 140 will have a material effect on the financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC Staff's view's in applying generally accepted accounting principles to selected revenue issues. The Company does not believe that the adoption of SAB 101 will have a material effect on the financial statements.

Item 7.       Financial Statements.

         The required financial statements are included in this document starting at Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


The following table sets forth the officers and directors of the Company.

Name                             Position                                 Age
--------------                   -------------------                      ---
Helmuth Wyzisk                   President, Director                       44


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

(b)      Identify  Significant  Employees.  The  Company  has   no   significant
         employees, as that term is defined, other than its executive officer.

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

Item 10.      Executive Compensation.

         The Company has one executive officer. Mr. Wyzisk has been paid no compensation during 1998 and 1999. Mr. Wyzisk was paid executive compensation in the form of common stock for the years 1994 through 1997 with the issuance of 6,000,000 common shares. This compensation was valued at $300,000 or five cents per share. The company has granted stock options to its President to acquire up to Ten Million (10,000,000) common shares for purchase price of $500,000. The option is exercisable commencing on June 1, 2000 and expires on March 9, 2003.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares as of December 31, 2000.

(a)      Beneficial Ownership of more than 5%.

         Table 1.

     (1)                 (2)                        (3)                  (4)
Title of Class     Name and Address          Amount and Nature        Percent of
                                                                         Class
--------------     ---------------------     -----------------        ----------
  *Common          Helmuth Wyzisk                 11,392,500             43.1%
   Common          Bodden & Company                1,666,666              6.3%


(b)      Security Ownership of Management.

         Table 2.

     (1)                 (2)                        (3)                  (4)
Title of Class     Name and Address          Amount and Nature        Percent of
                                                                         Class
--------------     ---------------------     -----------------        ----------
  *Common          Helmuth Wyzisk                 11,392,500             43.1%

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

Dated: April 14, 2001


INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

/s/  Helmuth Wyzisk
-------------------
By:  Helmuth Wyzisk
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Helmuth Wyzisk                                           April 14, 2001
---------------------------
By:  Helmuth Wyzisk
Title: President, Director



            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              Year Ended December 31,
                                                              --------------------------
                                                                  2000           1999
                                                              -----------    -----------
Current assets
  Cash                                                        $       440    $     2,011
  Prepaid expenses                                                 28,953          3,681
  Note receivable                                                    --           10,250
  Due from Affiliate                                               59,800
                                                              -----------    -----------
     Total current assets                                          89,193         15,942

Investments-US Tech Materials Corp., Inc.                             200           --

Property and equipment, net                                        18,567         23,121

Other assets                                                        3,473          4,263
                                                              -----------    -----------
     Total assets                                             $   111,433    $    43,326
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued
    expenses                                                  $    52,212    $    25,826
  Withholding taxes payable                                       171,816        163,250
  Notes payable                                                    25,000         25,000
  Due to affiliate                                                126,218         43,751
  Due to stockholders                                             155,287           --
                                                              -----------    -----------
     Total current liabilities                                    530,533        257,827
                                                              -----------    -----------




Stockholders' Deficit
  Common stock, $.0001 par value,
   450,000,000 shares authorized,
   26,374,884 and 23,124,884 issued
   and outstanding, respectively                                    2,638          2,313

  Additional paid-in capital                                    3,162,023      3,080,619
  Stock subscriptions receivable                                 (284,000)      (334,000)
  Deficit                                                      (3,299,761)    (2,963,433)
                                                              -----------    -----------
     Total stockholders' deficit                                 (419,100)      (214,501)
                                                              -----------    -----------
     Total liabilities and stockholders' deficit              $   111,433    $    43,326
                                                              ===========    ===========




   The accompanying notes are an integral part of these financial statements.
             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Year Ended December 31,
                                 ----------------------------
                                      2000            1999
                                 ------------    ------------

Expenses
  General and administrative     $    300,898    $    431,050
  Research and development             28,455         177,253
  Interest expense                      9,729           5,744
                                 ------------    ------------
     Total expenses                   339,082         614,047
                                 ------------    ------------

Net loss from operations             (339,082)       (614,047)

Other Income
  Interest income                       2,754           1,315
                                 ------------    ------------
Net Loss                         $   (336,328)   $   (612,732)
                                 ============    ============

Net loss per share               $     (0.013)   $     (0.033)
                                 ============    ============


Weighted average common shares     25,172,830      18,679,052
                                 ============    ============











   The accompanying notes are an integral part of these financial statements.



             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                       Shares of                     Additional      Stock                          Total
                                        Common                        Paid-In     Subscriptions    Accumulated      Equity
                                         Stock          Amount        Capital      Receivable       (Deficit)      (Deficit)
                                       ----------    -----------    -----------    -----------    --------------------------



Balance at December 31, 1998           21,254,884    $     2,126    $ 3,074,780    $      --      $(2,350,701)   $   726,205

    Cancellation of stock related
     to investment                     (4,200,000)          (420)      (999,580)          --             --       (1,000,000)

    Issuance of stock for services         50,000              5          9,995           --             --           10,000

    Issuance of stock in connection
     with January 8, 1999 offering        950,000             95        449,905           --             --          450,000

    Issuance of stock for repayment
      of notes payable                     70,000              7         46,019           --             --           46,026

    Issuance of stock under
      subscriptions agreements          5,000,000            500        499,500       (334,000)          --          166,000
   Net loss for the year                     --             --             --             --         (612,732)      (612,732)
                                      -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999           23,124,884          2,313      3,080,619       (334,000)    (2,963,433)      (214,501)
                                      -----------    -----------    -----------    -----------    -----------    -----------

  Cancellation of stock
    subscriptions                      (2,500,000)          (250)      (249,750)       250,000           --             --

  Issuance of stock for services          250,000             25         24,975           --             --           25,000



  Issuance of stock for repayment
    of notes payable                    1,500,000            150        106,579           --             --          106,729

  Issuance of stock under
    subscriptions agreements            4,000,000            400        199,600       (200,000)          --             --

  Net loss for the year                      --             --             --             --         (336,328)      (336,328)
                                      -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2000           26,374,884    $     2,638    $ 3,162,023    $  (284,000)   $(3,299,761)   $  (419,100)
                                      ===========    ===========    ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Year Ended December 31,
                                                -----------------------
                                                  2000         1999
                                                ---------    ---------

Cash flows from operating activities:
Net loss                                        $(336,328)   $(612,732)
Adjustments to reconcile net
      loss to net cash used by
      operating activities:
      Stockholder services credited
       to capital                                    --         10,000
       Stock issued for services and expenses      31,729
       Depreciation                                 4,554        1,670
      (Increase) decrease in:
          Prepaid expenses                        (25,272)      (3,681)
          Notes receivable                         10,250      (10,250)
          Other assets                                790       (4,263)
      Increase (decrease) in:
          Accounts payable and accrued
            expenses                               26,386       13,704
          Withholding taxes payable                 8,566         --
                                                ---------    ---------
            Net cash used by operating
              activities                         (279,325)    (605,552)
                                                ---------    ---------


Cash flows from investing activities:
    Purchase of investment                           (200)        --
    Purchases of property and equipment              --        (24,791)
                                                ---------    ---------
            Net cash used by investing
              activities                             (200)     (24,791)
                                                ---------    ---------

Cash flows from financing activities:
   Proceeds from stockholders                     255,287         --
   Net proceeds to affiliate                       22,667       12,051
   Proceeds from issuance of stock                   --        616,000
                                                ---------    ---------
            Net cash provided by financing
              activities                          277,954      628,051
                                                ---------    ---------

Net Decrease  in cash                              (1,571)      (2,292)
Cash at beginning of year                           2,011        4,303
                                                ---------    ---------

Cash at end of year                             $     440    $   2,011
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


     Loss Per Share

     Basic loss per share is computed using the weighted-average number of common shares outstanding during the period.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

1.   Organization and Summary of Significant Accounting Policies (Continued)

     Summary of Significant Accounting Policies (Continued)

     Income Taxes

     The Company accounts for income taxes using the asset and liability method as required by Statements of Financial Standards No. 109. Deferred income taxes are recognized for operating losses, if available, to offset federal income taxes. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset. As of December 31, 2000 and 1999, a valuation allowance has been provided against the deferred tax asset. See Note 9.

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Concentration of Risks

     The Company maintains its cash accounts in one commercial bank located in Orlando, Florida. Accounts in the bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At various times throughout 2000 and1999 the Company maintained cash balances in the bank that exceeded the FDIC limit.

3.  Property and Equipment
                                           December 31,
                                           ------------
                                      2000            1999
                                      -------         -------

Furniture                             $ 7,082         $ 7,082
Computers                              17,709          17,709
                                      -------         -------
                                       24,971          24,971
Less accumulated depreciation           6,404           1,850
                                      -------         -------
         Net property and equipment   $18,567         $23,121
                                      =======         =======
Depreciation Expense                  $ 4,554         $ 1,670
                                      =======         =======

4.  Investment - US Tech Material Corp., Inc.

     In 2000, the Company purchased 1% of the outstanding common stock of USTech Material Corp., Inc (US Tech) in the amount of $200. This investment is valued at cost because the Company does not have the ability to exercise significant influence over US Tech.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

5.   Withholding Taxes Payable

     The  Company   compensates  various  individuals  for  consulting  services rendered by issuing common stock. Back up withholding tax at a rate of 20% is being computed for these amounts.

6.   Notes Payable

     Notes payable as of December 31, 2000 and 1999 consisted of the following:

                                        December 31,2000      December 31,1999
                                        ----------------      ----------------

     Note Payable to an
      existing stockholder, interest
      accrues at 12%, matures
      September 26, 2001                     $25,000               $25,000


7.   Related Party Transactions

     During 2000, the Company advanced $59,800 to an affiliate. These advances are uncollaterized and there are no formal repayment terms.

     The Company is indebted to various affiliate in the amount of $126,218 and $43,751 at December 31, 2000 and 1999 respectively. There are no formal repayment terms.

     The Company retains the services of a marketing company whose principal owner is a controlling shareholder of the Company. During 1999, the payments of $20,000 were made to related company.

     During 1999, the Company made payments to a shareholder for rent, administrative and consulting services. For the year ended December 31, 1999, payments in the aggregate of $88,098 were made to this shareholder.

     The Company is indebted to various shareholders in the amount of $155,287 at December 31, 2000. There are no formal repayment terms.

 8.  Lease

     The Company is subleasing office space which commenced on July 1, 1999 and expires October 1, 2002. The Company has the right to terminate the sublease with a 210 day notice to the tenant who is the lessor of the premises. Rent expense for the years ended December 31, 2000 and 1999 was $45,274 and $22,085.

     Minimum required future rental payments under this lease as of December 31, 2000, are:

                              2001                 $ 48,832
                              2002                   41,716
                                                 ----------
                                                   $ 90,548
                                                 ==========



                                   INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.  Income Taxes

       The total deferred tax assets are as follows:

                               Net Operating Loss Carryforwards        Applicable Tax Rate
                          -----------------------------------------   ----------------------
                                                                                            Valuation      Amount Per
                           Federal        State         Total          Federal      State   Allowance     Balance Sheet
                         -----------   -----------   ------------     ---------    ------- -----------    -------------


Deferred tax assets at
 December 31, 1998       $   751,201   $   116,285   $   867,486                           $  (867,486)   $    --

Changes for the
 year ended
 December 31, 1999           194,647        30,131       224,778            34%       5.0%    (224,778)        --

                         -----------   -----------   -----------                           -----------    ---------

Deferred tax assets at
 December 31, 1999           945,848       146,416     1,092,264                            (1,092,264)        --

Changes for the
 year ended
 December 31, 2000           107,069        16,574       123,643            34%       5.0%    (123,643)        --
                         -----------   -----------   -----------                           -----------    ---------

Deferred tax assets at
 December 31, 2000       $ 1,052,917   $   162,990   $ 1,215,907                           $(1,215,907)   $    --
                         ===========   ===========   ===========                           ===========    =========



     At December 31, 2000, the Company has net operating loss carryforwards of $3,259,805. These losses will begin expiring in 2002.

     A valuation allowance has been provided against the deferred tax assets at December 31, 2000 and 1999 since it is likely that the Company will not realize the benefits of the deferred tax assets.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

10.  Common Stock Transactions

     Common Stock transactions during 1999:

     In July 1999, the Company cancelled, 4,200,000 shares of common stock, due to termination of Biocam's contractual obligations.

     The Company issued 50,000 shares of its restricted common stock in 1999 to individuals as compensation in connection with its reorganization and reactivation of the Company. These transactions were valued at $10,000 which was the fair market value based upon either the open market closing price or a board of directors designation as of the date of each individual's involvement with the Company.

     The Company authorized shares of unregistered common stock as follows:

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

     The Company issued 5,000,000 shares of unregistered common stock in the amount of $.10 per share for a total of $500,000. These shares were issued under stock subscriptions agreements date November 9, 1999, in accordance with the terms and conditions of the Offering Document dated January 8, 1999. The total collected to date is $166,000.

     Common stock transactions during 2000:

     The Company cancelled 2,500,000 shares of its restrictive common stock for nonpayment of stock subscriptions.

     The Company issued 250,000 shares of its restricted common stock in payment for future services in the amount of $25,000.

     The Company issued 1,500,000 shares of its restricted common stock in lieu of payment of notes payable plus accrued interest in the amount of $106,729.

     The Company issued 4,000,000 shares of its restricted common stock in connection with a stock option under a subscription agreement.

11.  Stock Options

     On March 10,1998, the Company entered into a stock option agreement in which the Company grants the option to shareholders and consultants to purchase up to 21,000,000 shares of restricted common stock for an exercise price of $0.05 per share at any time through March 9, 2003.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

11.      Stock Options (Continued)

The following is a summary of stock option plan activity for the year ended December 31, 2000 and 1999.

Number of options outstanding on January 1, 1999                     21,000,000

Number of options exercised by shareholder in 2000                   (4,000,000)
                                                                    -----------

Number of options outstanding on December 31, 2000                   17,000,000
                                                                    ===========
 Number of options exercisable at December 31, 2000                  17,000,000
                                                                    ===========
 Weighted average exercise price per share outstanding
 and exercisable                                                    $      0.05
                                                                    ===========
 Weighted average remaining contractual life of options
  outstanding and exercisable                                               2.2
                                                                    ===========

      No options were forfeited or expired in 2000 and 1999.

      SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued during 1995 and is effective for fiscal years ending after December 15, 1996. This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock option and other equity instruments to employees based on new fair accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earning per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provision of SFAS 123. Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. No options were granted in the year end 2000 and 1999.

12.  Going Concern

     As shown in the accompanying financial statements, the Company incurred net losses of $336,328 and $612,732 for the years ended December 31, 2000 and 1999, respectively. The Company's current liabilities exceeded its current assets by $441,340 and $241,885 at December 31, 2000 and 1999,
     respectively. The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiary.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY

13.  Cash Flow Information

     During 1999:

          The Company cancelled stock related to purchase of an investment in the amount of $1,000,000.

          The Company issued restricted shares of its common stock as a repayment of notes payable plus accrued interest in the amount of $46,026.

          The Company issued stock under a subscription receivable in the amount of $334,000.

     During 2000:

          The Company issued restricted shares of its common stock as a repayment of notes plus accrued interest in the amount of $ 106,729.

          The Company issued restricted common issued stock under a subscription receivable in the amount of $200000.

          The Company cancelled 2,500,000 shares of its restricted common stock in the amount of $250,000.

     See Note 10 for further information on the above noted transactions.

14.  Contingencies

     The Securities and Exchange Commission has commenced an investigation of the Company pursuant to a Formal Order. This investigation focuses on whether the Company and others misrepresented material facts or omitted to disclose material facts in press releases and reports filed with the Commission, concerning, among other things, the Company's assets, operations, financial condition and anticipated revenue. It cannot be predicted, at this time, whether an enforcement proceeding will be recommended by the staff to the Commission, what the nature of such enforcement proceeding would be, the type of sanctions sough or what the likelihood would be of reaching a settlement.

     Accordingly, no provision for any liability that may result upon resolution of this investigation has been recorded in the accompanying financial statement.