Form 10QSB
period 2001-03-31
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2001-05-21
CIK 1066850

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FOR 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2001
                                   --------------

[ ] Transition Report pursuant to 13 or 15 (d) of the Securities Exchange Act of
    1934

    For the transition period from             to Commission File Number 0-28607
                                  -------------

                    Innovative Holdings & Technologies, Inc.

          Colorado                                               74-2929034
-----------------------------------                       ----------------------
(State or other jurisdiction of                                (IRS Employer
           incorporation)                                   Identification No.)

100 South Orange Avenue
Suite 300
Orlando, FL                                                       32801
---------------------------------------                     ------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: (407-481-8900)
                                                 ------------

Indicated by a check mark, whether the issuers (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding as of March 31, 2001
------------------------------                 --------------------------------
Common Stock, $.0001 par value                            26,374,884

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed  Financial Statements                                       3

          Independent Accountants' Review Report                               3

          Condensed Balance Sheets - March 31,
          2001 and December 31, 2000                                           4

          Condensed Statements of Operations -
          three months ended March 31, 2001 and 2000                           5

          Condensed Statements of Cash Flows -
          three months ended March 31, 2001 and 2000                           6

          Notes to Condensed Financial Statements                              7

Item 2.  Management's Discussion and Analysis
              and Results of Operations                                       12

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     17

          SIGNATURES                                                          18

PART 1
Item 1.  Financial Statements

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Innovative Holdings & Technologies, Inc. and Subsidiaries
Orlando, Florida

We have reviewed the accompanying condensed consolidated balance sheets of Innovative Holdings & Technologies, Inc. and Subsidiaries as of March 31, 2001 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 2, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




/s/ DiRocco & Dombrow, P.A.
May 18, 2001

Fort Lauderdale, Florida


           INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  March 31,     December 31,
                                                                     2000           2000
                                                                 -----------    -----------
                                                                 (Unaudited)     (Audited)
Current assets
  Cash                                                            $       348    $       440
  Prepaid expenses                                                     28,917         28,953
  Due from affiliate                                                   69,800         59,800
                                                                  -----------    -----------
     Total current assets                                              99,065         89,193

Investment-US Tech Materials Corp., Inc.                                  200            200
Property and equipment                                                 17,429         18,567
Other assets                                                            3,473          3,473
                                                                  -----------    -----------
     Total assets                                                 $   120,167    $   111,433
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued
    expenses                                                      $    25,810    $    52,212
  Withholding taxes payable                                           168,689        171,816
  Notes payable                                                        25,000         25,000
  Due to affiliate                                                     97,418        126,218
  Due to stockholders                                                 246,318        155,287
                                                                  -----------    -----------
     Total current liabilities                                        563,235        530,533
                                                                  -----------    -----------



Stockholders' equity (deficit)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   no shares issued and
   outstanding, respectively                                             --             --

  Common stock, $.0001 par value,
   450,000,000 shares authorized,
   26,374,884 issued and outstanding,
   respectively                                                         2,638          2,638

  Additional paid-in capital                                        3,162,023      3,162,023
  Stock subscriptions receivable                                     (284,000)      (284,000)
  Deficit                                                          (3,323,729)    (3,299,761)
                                                                  -----------    -----------
     Total stockholders' equity (deficit)                            (443,068)      (419,100)
                                                                  -----------    -----------
     Total liabilities and stockholders' equity (deficit)         $   120,167    $   111,433
                                                                  ===========    ===========


See accompanying summary of notes to unaudited condensed consolidated financial statements.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                 Three Months Ended March 31,
                                 ----------------------------
                                      2001            2000
                                 ------------    ------------

Expenses
  General and administrative     $     23,968    $     89,610
  Interest expense                       --               758
                                 ------------    ------------
     Total expenses                    23,968          90,368
                                 ------------    ------------

Operating loss                        (23,968)        (90,368)

Other Income                             --              --
                                 ------------    ------------

Net loss                         $    (23,968)   $    (90,368)
                                 ============    ============


Basic loss per share             $     (0.001)   $     (0.004)
                                 ============    ============

Weighted Average Common Shares     26,374,884      23,124,884
                                 ============    ============




See accompanying summary of notes to unaudited condensed consolidated financial statements.


            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended March 31,
                                                          2001               2000
                                                        ---------          ---------

Cash flows from operating activities:
Net loss                                                $ (23,968)         $ (90,368)
Adjustments to reconcile net
      loss to net cash used by
      operating activities:
       Depreciation                                         1,138              2,326
      (Increase) decrease in:
          Prepaid expenses                                     36               --
          Other assets                                       --               (1,318)
      Increase (decrease) in:
          Accounts payable and accrued expenses           (26,402)           (14,453)
          Withholding taxes payable                        (3,127)              --
                                                        ---------          ---------
             Net cash used by operating activities        (52,323)          (103,813)
                                                        ---------          ---------


Cash flows from financing activities:
   Proceeds from  notes payable                              --              100,000
   Proceeds from affiliate                                (38,800)             2,418
   Proceeds from stockholder                               91,031               --
                                                        ---------          ---------
            Net cash provided by financing activities      52,231            102,418
                                                        ---------          ---------


Increase (Decrease)  in cash                                  (92)            (1,395)
Cash at beginning of period                                   440              2,011
                                                        ---------          ---------

Cash at end of period                                   $     348          $     616
                                                        =========          =========



See accompanying summary of notes to unaudited condensed consolidated financial statements.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Presentation of Interim Information

In the opinion of the management of Innovative Holdings & Technologies, Inc. and Subsidiaries, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

2. Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

3.  Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $23,968 for the three months ended March 31, 2001. The Company's current liabilities exceeded its current assets by $464,170 at March 31, 2001. The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiaries. The Company will offer additional shares of its common stock to raise capital and obtain financing on an as needed basis.

4. Stock Options

On March 10, 1998, the Company entered into a stock option agreement in which the Company grants the option to shareholders and consultants to purchase up to 21,000,000 shares of common stock for an exercise price of $0.05 per share at any time through March 9, 2003.

The following is a summary of stock option plan activity for the three months ended March 31, 2001.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.       Stock Options, (Continued)

Number of options outstanding on March 31, 2001                       17,000,000
                                                                  ==============
Weighted average exercise price per share
  outstanding and exercisable                                     $         0.05
                                                                  ==============

Weighted average remaining contractual life of
    options outstanding and exercisable                                     2.0
                                                                  ==============

         No options were forfeited or expired in 2001.

     SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued during 1995 and is effective for fiscal years ending after December 15, 1996. This pronouncement established financial accounting and reporting standards for stock- based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock option and other equity instruments to employees based on new fair accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earning per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provision of SFAS 123. Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. No options were granted in the year end 2000 and 1999.

5.  Contingencies

     The Securities and Exchange Commission has commenced an investigation of the Company pursuant to a Formal Order. This investigation focuses on whether the Company and others misrepresented material facts or omitted to disclose material facts in press releases and reports filed with the Commission, concerning, among other things, the Company's assets, operations, financial condition and anticipated revenue. It cannot be predicted, at this time, whether an enforcement proceeding will be recommended by the staff to the Commission, what the nature of such enforcement proceeding would be, the type of sanctions sought or what the likelihood would be of reaching a settlement. Accordingly, no provision for any liability that may result upon resolution of this investigation has been recorded in the accompanying financial statement.

INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company acquired an interest in US Tech Materials Corporation (USTM). USTM intends to develop manufacturing and marketing for Poly Ether Amid Resin, also know as PEAR. The PEAR resins were originally developed by Ashland, Inc., who entered into a license agreement with USTM/IHTL in July 2000. The Company has endeavored to seek out financing and personnel to assist USTM's infrastructure, sales, and marketing systems and strategic relationships in order to bring PEAR to the marketplace. On March 31, 2001, the Company did not meet certain terms of the agreement. This deadline has passed and the agreement terminated.

INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Overview, Continued

The Company is continuing to discuss agreement reinstatement terms with Ashland, Inc.

Xtreme and USTM are in their development stage, and there are no guarantees that either company will successfully raise sufficient capital, attract management and other personnel, and be able to develop manufacturing facilities, materials sources, R&D capabilities, marketing channels and delivery methods.

Results of operations

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as a percentage of total expenses.

                                       The three months ended March 31,
                                       -------------------------------
                                          2001                 2000
                                       ----------           ----------
Revenues                                     0.0%                 0.0%
                                       ----------           ----------

Expenses:
  General and Administrative                 100%                99.2%
  Interest Expense                           0.0%                  .8%
                                       ----------           ----------
         Total Expenses                      100%                 100%
                                       ----------           ----------
Net Loss                                     100%                 100%
                                       ==========           ==========

Revenues
--------

The Company had no revenues for the three months ended March 31, 2001 and 2000.


General and Administrative

General and administrative expenses have decreased from $89,610 in 2001 to $23,968 in 2000. The decrease in these expenses resulted from consolidation of operating activities and stream lining of expenditures.

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

The Company had negative working capital as of March 31, 2001 of $464,170 compared to $441,340 as of March 31, 2000.

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

     Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits
              NONE

     (b)      Reports on Form 8-K
              NONE


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Innovative Holdings & Technologies, Inc.

     Date:  May 21, 2001                By /s/ Helmuth Wyzisk
                                        ----------------------------------
                                        Helmuth Wyzisk, President