Form 10QSB
period 2001-06-30
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2001-08-20
CIK 1066850

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FOR 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended  June 30, 2001
                                               -------------

[ ] Transition Report pursuant to 13 or 15 (d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______

                         Commission File Number 0-28607



                    Innovative Holdings & Technologies, Inc.

           Colorado                                         74-2929034
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (IRS Employer
           incorporation)                              Identification No.)

300 South Orange Avenue
Suite 1500
Orlando, FL                                                    32801
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code: (407-244-3756)
                                                --------------

Indicated by a check mark, whether the issuers (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding as of August 16, 2001
------------------------------                 ---------------------------------
Common Stock, $.0001 par value                            26,405,450

                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed  Financial Statements                                     3

          Independent Accountants' Review Report                             3

          Condensed Balance Sheets - June 30,
          2001 and December 31, 2000                                         4

          Condensed Statements of Operations -
          three months ended June 30, 2001 and 2000,
          and six months ended June 30, 2001 and 2000                        5

          Condensed Statements of Cash Flows -
          six months ended June 30, 2001 and 2000                            6

          Notes to Condensed Financial Statements                            7

Item 2.  Management's Discussion and Analysis
              and Results of Operations                                      9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          SIGNATURES                                                        13

PART 1
Item 1.  Financial Statements

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Innovative Holdings & Technologies, Inc. and Subsidiaries
Orlando, Florida

We have reviewed the accompanying condensed consolidated balance sheets of Innovative Holdings & Technologies, Inc. and Subsidiaries as of June 30, 2001 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 2, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




/s/ DiRocco & Dombrow, P.A.
August 16, 2001

Fort Lauderdale, Florida


           INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    June 30,     December 31,
                                                                      2001           2000
                                                                  -----------    -----------
                                                                  (Unaudited)     (Audited)
Current assets
  Cash                                                            $       514    $       440
  Prepaid expenses                                                     25,000         28,953
  Due from affiliate                                                   69,800         59,800
                                                                  -----------    -----------
     Total current assets                                              95,314         89,193

Investment-US Tech Materials Corp., Inc.                                  200            200
Property and equipment                                                 16,291         18,567
Other assets                                                            3,473          3,473
                                                                  -----------    -----------
     Total assets                                                 $   115,278    $   111,433
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued
    expenses                                                      $    35,431    $    52,212
  Withholding taxes payable                                           168,690        171,816
  Notes payable                                                        25,000         25,000
  Due to affiliate                                                     97,418        126,218
  Due to stockholders                                                 253,184        155,287
                                                                  -----------    -----------
     Total current liabilities                                        579,723        530,533
                                                                  -----------    -----------


Stockholders' equity (deficit)
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   no shares issued and
   outstanding, respectively                                             --             --

  Common stock, $.0001 par value,
   450,000,000 shares authorized,
   26,374,884 issued and outstanding,
   respectively                                                         2,638          2,638

  Additional paid-in capital                                        3,162,023      3,162,023
  Stock subscriptions receivable                                     (284,000)      (284,000)
  Deficit                                                          (3,345,106)    (3,299,761)
                                                                  -----------    -----------
     Total stockholders' equity (deficit)                            (464,445)      (419,100)
                                                                  -----------    -----------
     Total liabilities and stockholders' equity (deficit)         $   115,278    $   111,433
                                                                  ===========    ===========


See accompanying summary of notes to unaudited condensed consolidated financial statements.


            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                Three Months Ended June 30,      Six Months Ended June 30,
                               ----------------------------    ----------------------------
                                    2001            2000            2001            2000
                               ------------    ------------    ------------    ------------
Expenses
  General and administrative   $     20,627    $     64,747    $     43,845    $    174,997
  Interest expense                      750           5,883           1,500           6,641
                               ------------    ------------    ------------    ------------
     Total expenses                  21,377          70,630          45,345         181,638
                               ------------    ------------    ------------    ------------

Operating loss                      (21,377)        (70,630)        (45,345)       (181,638)

Other Income                           --              --              --              --
                               ------------    ------------    ------------    ------------

Net loss                       $    (21,377)   $    (70,630)   $    (45,345)   $   (181,638)
                               ============    ============    ============    ============


Basic loss per share           $     (0.001)   $     (0.003)   $     (0.002)   $     (0.008)
                               ============    ============    ============    ============

Weighted Average Common
   Shares                        26,374,884      23,960,049      26,374,884      23,542,466
                               ============    ============    ============    ============





See accompanying summary of notes to unaudited condensed consolidated financial statements.


            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended June 30,
                                                           2001           2000
                                                        ----------     ----------
Cash flows from operating activities:
Net loss                                                $  (45,345)    $ (181,638)
Adjustments to reconcile net
      loss to net cash used by
      operating activities:
       Depreciation                                          2,276          3,068
      (Increase) decrease in:
          Prepaid expenses                                   3,953          3,681
          Other assets                                        --           (1,668)
      Increase (decrease) in:
          Accounts payable and accrued expenses            (16,781)        (6,717)
          Withholding taxes payable                         (3,126)           553
                                                        ----------     ----------
             Net cash used by operating activities         (59,023)      (182,271)
                                                        ----------     ----------


Cash flows from financing activities:
   Proceeds from  notes payable                               --          100,000
   Proceeds from affiliate                                 (38,800)        84,352
   Proceeds from stockholder                                97,897           --
                                                        ----------     ----------
            Net cash provided by financing activities       59,097        184,352
                                                        ----------     ----------


Increase in cash                                                74          1,631
Cash at beginning of period                                    440          2,011
                                                        ----------     ----------

Cash at end of period                                   $      514     $    3,642
                                                        ==========     ==========


Supplemental Inforamtion
  Cash paid for:
     Interest                                           $     --       $     --
                                                        ==========     ==========





See accompanying summary of notes to unaudited condensed consolidated financial statements.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Presentation of Interim Information

In the opinion of the management of Innovative Holdings & Technologies, Inc. and Subsidiaries, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of its operations and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

2. Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

3. Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $45,345 for the six months ended June 30, 2001. The Company's current liabilities exceeded its current assets by $484,409 at June 30, 2001. The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiaries. The Company will offer additional shares of its common stock to raise capital and obtain financing on an as needed basis.

4. Stock Options

On March 10, 1998, the Company entered into a stock option agreement in which the Company grants the option to shareholders and consultants to purchase up to 21,000,000 shares of common stock for an exercise price of $0.05 per share at any time through March 9, 2003.

The following is a summary of stock option plan activity for the six months ended June 30, 2001:

         Number of options outstanding on June 30, 2001             17,000,000
                                                                   ===========
         Weighted average exercise price per share
           outstanding and exercisable                             $      0.05
                                                                   ===========

         Weighted average remaining contractual life of
             options outstanding and exercisable                          1.75
                                                                   ===========

         No options were forfeited or expired in 2001.

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

Overview
--------

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

On January 8, 1999, the Company incorporated Xtreme Telemetry Systems, Inc. (Xtreme) and is its sole stockholder. Xtreme began the development of real time telemetry, to be marketed initially in the sports and entertainment industries. The telemetry system is designed to monitor performance and transmit the data by broadcast or over the internet. In September, 1999, the Company secured the services of specialists in computer software development. The alpha-beta testing of the software commenced in the fourth quarter, 1999. The products under development have not been completed.

On July 23, 2001, the Company entered into a letter of intent to increase its interests to 51% in US Tech Materials Corporation (USTM). USTM intends to develop manufacturing and marketing for Poly Ether Amid Resin, also know as PEAR. The PEAR resins were originally developed by Ashland, Inc., who entered into a license agreement with USTM/IHTL in July 2000. The Company has endeavored to seek out financing and personnel to assist USTM's infrastructure, sales, and marketing systems and strategic relationships in order to bring PEAR to the marketplace. On June 30, 2001, the Company did not meet certain terms of the agreement. This deadline passed and the agreement terminated. An amended agreement was made effective as of July, 2001, reinstating USTM/IHTL's license to manufacture and market PEAR resins subject to certain payment and performance provisions.

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

Results of operations
---------------------

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as a percentage of total expenses.

                                          The three months ended June 30,
                                          -------------------------------
                                                2001              2000
                                          -------------     -------------
Revenues                                           0.0%              0.0%
                                          -------------     -------------
Expenses:
  General and Administrative                      96.5%             91.7%
  Interest Expense                                 3.5%              8.3%
                                          -------------     -------------
         Total Expenses                            100%              100%
                                          -------------     -------------
Net Loss                                           100%              100%
                                          =============     =============

                                           The six months ended June 30,
                                          -------------------------------
                                                2001              2000
                                          -------------     -------------
Revenues                                           0.0%              0.0%
                                          -------------     -------------
Expenses:
  General and Administrative                      96.7%             96.3%
  Interest Expense                                 3.3%              3.7%
                                          -------------     -------------
         Total Expenses                            100%              100%
                                          -------------     -------------
Net Loss                                           100%              100%
                                          =============     =============

INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Results of Operations, continued
--------------------------------

Revenues
--------

The Company had no revenues for the three and six months ended June 30, 2001 and 2000.

General and Administrative
--------------------------

General and administrative expenses have decreased to $20,627 in 2001 from $64,747 for the three months ended June 30, 2001, and decrease to $43,845 in 2001 from $174,997 in 2000 for the six months ended June 30, 2001. The decrease in these expenses resulted from consolidation of operating activities and stream lining of expenditures.


Interest Expense
----------------

Interest expense is due from personal loans made to the company. The amounts from 2000 to 2001 have not varied considerably.


Liquidity and Capital Resources
-------------------------------

The Company requires capital principally for the financing of operations and the development and marketing of its subsidiary's products. To date, the company has financed its operations primarily through the sale its of equity securities and by obtaining financing.

The Company had negative working capital as of June 30, 2001 of $484,409 compared to $441,340 as of December 31, 2000.

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

Inflation
---------

Inflation has not had a significant impact on the Company since its inception nor is it expected to have a significant impact in the foreseeable future.

INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Recent Accounting Pronouncements
--------------------------------

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



     ---------------------------------------
     Innovative Holdings & Technologies, Inc.

     Date:  August 16,  2001                       By /s/ Helmuth Wyzisk
                                                      --------------------------
                                                      Helmuth Wyzisk, President