Form 10QSB
period 2001-09-30
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2001-11-19
CIK 1066850

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FOR 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended   September 30, 2001
                                                ------------------

[ ] Transition Report pursuant to 13 or 15 (d) of the Securities Exchange Act of 1934
               For the transition period from            to
                                              ----------   ----------

                         Commission File Number 0-28607

                    Innovative Holdings & Technologies, Inc.

         Colorado                                                74-2929034
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
           incorporation)                                    Identification No.)

300 South Orange Avenue
Suite 1500
Orlando, FL                                                            32801
----------------------------------------                           -------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code: (407-244-3756)
                                                --------------

Indicated by a check mark, whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of September 30, 2001
------------------------------              ------------------------------------
Common Stock, $.0001 par value                          28,405,450

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed  Financial Statements                                   3

           Independent Accountants' Review Report                          3

           Condensed Balance Sheets - September 30,
             2001 and December 31, 2000                                    4

           Condensed Statements of Operations -
             three months ended September 30, 2001 and 2000,
             and nine months ended September 30, 2001 and 2000             5

           Condensed Statements of Cash Flows -
             Nine months ended September 30, 2001 and 2000                 6

           Notes to Condensed Financial Statements                         7

Item 2.  Management's Discussion and Analysis
           and Results of Operations                                       9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          SIGNATURES                                                      13

PART 1
Item 1.  Financial Statements

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Innovative Holdings & Technologies, Inc. and Subsidiaries
Orlando, Florida

We have reviewed the accompanying condensed consolidated balance sheets of Innovative Holdings & Technologies, Inc. and Subsidiaries as of September 30, 2001 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and the statements of cash flows for the nine months ended September 30, 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the condensed consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 3. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 2, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/ DiRocco & Dombrow, P.A.
November 16, 2001


           INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                September 30,   December 31,
                                                                                     2000           2000
                                                                                 -----------    -----------
                                                                                                 (Audited)
Current assets
  Cash                                                                           $     1,946    $       440
  Prepaid expenses                                                                    25,000         28,953
 Due from affiliate                                                                   69,800         59,800
                                                                                 -----------    -----------
     Total current assets                                                             96,746         89,193

Investments                                                                              200            200
Property and equipment (net)                                                          14,015         18,567
Other assets                                                                           3,473          3,473
                                                                                 -----------    -----------
     Total assets                                                                $   114,434    $   362,222
                                                                                 ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued
    expenses                                                                     $    49,043    $    52,212
  Withholding taxes payable                                                          167,190        171,816
  Due to stockholder                                                                 273,983        155,287
  Notes payable                                                                         --           25,000
  Due to affiliate                                                                    54,348        126,218
                                                                                 -----------    -----------
     Total current liabilities                                                       544,564        530,533
                                                                                 -----------    -----------

Stockholders' equity (deficit)
  Preferred stock, $.001 par value, 50,000,000
   shares authorized, no shares issued and
   outstanding                                                                          --             --

  Common stock, $.0001 par value, 450,000,000
   shares authorized, 28,405,450 and 27,124,884
   issued and outstanding, respectively                                                2,841          2,638
  Additional paid-in capital                                                       3,261,820      3,162,023
  Stock subscriptions receivable                                                    (284,000)      (284,000)
  Deficit                                                                         (3,410,791)    (3,299,761)
                                                                                 -----------    -----------
     Total stockholders' equity (deficit)                                           (430,130)      (419,100)
                                                                                 -----------    -----------
     Total liabilities and stockholders' equity (deficit)                        $   114,434    $   111,433
                                                                                 ===========    ===========


See accompanying summary of notes to unaudited condensed consolidated financial statements.


            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                       Three Months Ended              Nine Months Ended
                                         September 30,                   September 30,
                                 ----------------------------    ----------------------------
                                      2001            2000            2001            2000
                                 ------------    ------------    ------------    ------------
Expenses
  General and administrative     $     65,537    $     67,212    $    109,382    $    242,209
  Interest expense                        148            --             1,648           6,641
                                 ------------    ------------    ------------    ------------
     Total expenses                    65,685          67,212         111,030         248,850
                                 ------------    ------------    ------------    ------------

Operating loss                        (65,685)        (67,212)       (111,030)       (248,850)

Other Income                             --              --              --               309
                                 ------------    ------------    ------------    ------------

Net loss                         $    (65,685)   $    (67,212)   $   (111,030)   $   (248,541)
                                 ============    ============    ============    ============


Basic loss per share             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                 ============    ============    ============    ============

Weighted Average Common Shares     27,565,817      17,834,051      26,854,203      23,536,194
                                 ============    ============    ============    ============

See accompanying summary of notes to unaudited condensed consolidated financial statements.

           INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                        ------------------------
                                                          2001         2000
                                                        ---------    ---------
Cash flows from operating activities:
Net loss                                                $(111,030)   $(248,541)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation                                                4,552        3,068
(Increase) decrease in:
Prepaid expenses                                            3,953         --
Note receivable                                              --         (2,108)
Other receivable                                             --         (2,657)
Other assets                                                 --            790
Increase (decrease) in:
Accounts payable and accrued expenses                      (3,169)      (1,665)
Withholding taxes payable                                  (4,626)         553
                                                        ---------    ---------
Net cash used by operating activities                    (110,320)    (250,560)
                                                        ---------    ---------

Cash flows from investing activities:
Purchase of license agreement                                --        (60,000)
                                                        ---------    ---------
            Net cash used by investing activities            --        (60,000)
                                                        ---------    ---------

Cash flows from financing activities:
Proceeds from  notes payable                                 --         96,700
Repayments of notes payable                               (25,000)        --
Advances from affiliate                                      --        211,849
Repayments of advances from affiliate                     (71,870)        --
Advances to affiliate                                     (10,000)        --
Loan from shareholder                                     118,696         --
Proceeds from issuance of stock                           100,000         --
                                                        ---------    ---------
            Net cash provided by financing activities     111,826      308,549
                                                        ---------    ---------

Increase (decrease)  in cash                                1,506       (2,011)
Cash at beginning of period                                   440        2,011
                                                        ---------    ---------
Cash at end of period                                   $   1,946    $    --
                                                        =========    =========


Supplemental Information
Interest paid                                           $     898    $    --
                                                        =========    =========

See accompanying summary of notes to unaudited condensed consolidated financial statements.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Presentation of Interim Information

In the opinion of the management of Innovative Holdings & Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of its operations and cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

3.   Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $111,030 for the nine months ended September 30, 2001. The Company's current liabilities exceeded its current assets by $447,818 at September 30, 2001. The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiaries. The Company will offer additional shares of its common stock to raise capital and obtain financing on an as needed basis.

4.   Stock Options

On March 10, 1998, the Company entered into a stock option agreement in which the Company granted the option to stockholders and consultants to purchase up to 21,000,000 shares of common stock for an exercise price of $0.05 per share at any time through March 9, 2003.

The following is a summary of stock option plan activity for the nine months ended September 30, 2001:

         Number of options outstanding on September 30, 2001          17,000,000
                                                                      ==========

         Weighted average exercise price per share
           outstanding and exercisable                               $      0.05
                                                                      ==========

         Weighted average remaining contractual life of
             options outstanding and exercisable                     $      1.75
                                                                     ===========

         No options were forfeited or expired in 2001.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Stock Options, (Continued)

     SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued during 1995 and is effective for fiscal years ending after December 15, 1996. This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock option and other equity instruments to employees based on new fair accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provision of SFAS 123. Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. No options were granted during the nine months ended September 30,2001 or for the year ended December 31, 2000.

5.   Contingencies

     The Securities and Exchange Commission has commenced an investigation of the Company pursuant to a Formal Order. This investigation focuses on whether the Company and others misrepresented material facts or omitted to disclose material facts in press releases and reports filed with the Commission, concerning, among other things, the Company's assets, operations, financial condition and anticipated revenue. It cannot be predicted, at this time, whether an enforcement proceeding will be recommended by the staff to the Commission, what the nature of such enforcement proceeding would be, the type of sanctions sought or what the likelihood would be of reaching a settlement. Accordingly, no provision for any liability that may result upon resolution of this investigation has been recorded in the accompanying financial statements.

6.   Subsequent Events

     In November 2001, the Company issued 1,000,000 shares of its common stock through a private placement at $0.05 per share. Total proceeds from the issuance were $50,000.

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

In November 1997, the Company changed its name to Innovative Holdings & Technologies, Inc. The Company considers its role to be an incubator of high technology companies and began its search for suitable business acquisitions. In the second quarter of 1998, the Company signed an agreement to acquire BioCam Company, Inc. ("BioCam"), a developer of telemetry technology, in the amount of $1,000,000. This was paid for by issuance of convertible preferred stock and restricted common stock. The Company began supporting the operations of BioCam financially and funded approximately $350,000, in 1998. By the end of 1998, the principals of BioCam rescinded their agreement with the Company and the relationship was terminated.

On January 8, 1999, the Company incorporated Xtreme Telemetry Systems, Inc. ("Xtreme") and is its sole stockholder. Xtreme began the development of real time telemetry, to be marketed initially in the sports and entertainment industries. The telemetry system is designed to monitor performance and transmit the data by broadcast or over the internet. In September, 1999, the Company secured the services of specialists in computer software development. The alpha-beta testing of the software commenced in the fourth quarter of 1999. The products under development have not been completed. Product completion is predicated by end use.

On July 23, 2001, the Company entered into a letter of intent to increase its interest to 51% in US Tech Materials Corporation ("USTM"). USTM intends to develop manufacturing and marketing for Poly Ether Amid Resin, also known as PEAR. The PEAR resins were originally developed by Ashland, Inc., who entered into a license agreement with USTM/IHTL in July 2000. The Company has endeavored to seek out financing and personnel to assist USTM's infrastructure, sales, and marketing systems and strategic relationships in order to bring PEAR to the marketplace. On June 30, 2001, the Company did not meet certain terms of the agreement. This deadline passed and the agreement terminated. An amended agreement was made effective as of July, 2001, reinstating USTM/IHTL's license to manufacture and market PEAR resins subject to certain payment and performance provisions.

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

                                            The three months ended September 30,
                                            ------------------------------------

                                                  2001                   2000
                                            -------------          -------------

Revenues                                          0.0%                   0.0%
                                            -------------          -------------
Expenses:
  General and Administrative                    100.0%                 100.0
  Interest Expense                                0.0%                   0.0%
                                            -------------          -------------
         Total Expenses                         100.0%                 100.0%
                                            -------------          -------------
Net Loss                                        100.0%                 100.0%
                                            =============          =============

                                            The  nine months ended September 30,
                                                  2001                   2000
                                            -------------          -------------
Revenues                                          0.0%                   0.0%
                                            -------------          -------------
Expenses:
  General and Administrative                     98.5%                  97.5%
  Interest Expense                                1.5%                   2.6%
                                            -------------          -------------
         Total Expenses                         100.0%                 100.1%

  Other Income                                    0.0%                    0.1%
                                            -------------          -------------
Net Loss                                        100.0%                 100.0%
                                            =============          =============

INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Results of Operations, continued
--------------------------------

Revenues
--------

The Company had no revenues for the three and nine months ended September 30, 2001 and 2000.

General and Administrative
--------------------------

For the three months ended September 30, 2001 general and administrative expenses have decreased to $65,537 in 2001 from $67,212 in 2000. For the nine months ended September 30, 2001 general and administrative expenses decreased to $109,382 in 2001 from $242,209 in 2000. The decrease in these expenses resulted from the consolidation of operating activities and the streamlining of expenditures.


Interest Expense
----------------

Interest expense is from personal loans made to the company. The amounts from 2000 to 2001 have not varied considerably.


Liquidity and Capital Resources
-------------------------------

The Company requires capital principally for the financing of operations and the development and marketing of its subsidiary's products. To date, the company has financed its operations primarily through the sale its of equity securities and by obtaining financing.

The Company had negative working capital as of September 30, 2001 of $447,818 compared to $441,340 as of December 31, 2000.

As stated in the Company's consolidated financial statements, the Company's ability to continue as a going concern is dependent upon issuance of stock and obtaining debt financing. There can be no assurance that additional financing will be attained or that the operations will be profitable. Such inability would have a material adverse effect on the Company's business, operating results and financial condition.

The Company currently has no specific commitments with regard to capital expenditures with the exception of purchasing materials to manufacture PEAR resins. The Company's future capital requirements will depend on its business development activities.

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

INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, issued in June 1999. SFAS 133 established standards for accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material effect on the financial statements.

In March 2000, FASB Interpretation, No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25," ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among other matters. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on our financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. The adoption of SFAS 140 did not have a material effect on the financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial
Statements." SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue issues. The Company does not believe that the adoption of SAB 101 will have a material effect on the financial statements.

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          NONE

     (b)  Reports on Form 8-K
          NONE


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date:  November 16, 2001                       By /s/ Helmut Wyzisk
                                                       -------------------------
                                                       Helmut Wyzisk, President
                                                       Innovative Holdings &
                                                       Technologies, Inc.