Form 10KSB
period 2001-12-31
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2002-04-30
CIK 1066850

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                                  For the fiscal year ended December 31, 2001.

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

Securities registered pursuant to Section 12(b) of the Act:
   None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   YES [  X  ]   NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year.
       December 31, 2001 - $0

The aggregate market value of the voting stock held by non-affiliates on April 22, 2002 was $348,747. There are approximately 19,374,884 shares of common voting stock of the Registrant held by non-affiliates.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 31, 2001 - 29,374,884 shares of Common Stock



Transitional Small Business Issuer Format
   YES [   ]   NO [ x ]

                                     PART I

Item 1.       Description of Business.

         Forward-looking Statements. Certain statements in this Form 10-KSB, particularly under Items 1 and 2, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.

DESCRIPTION OF BUSINESS


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

On January 8, 1999, the Company incorporated Xtreme Telemetry Systems, Inc. (Xtreme) and is its sole stockholder. Xtreme began the development of a real time telemetric monitoring device, to be marketed initially in the sports and entertainment industries. The device was intended to monitor performance and transmit the data by broadcast or over the internet. In September, 1999, the Company secured the services of specialists in computer software development. The alpha-beta testing of the software commenced in the fourth quarter, 1999. The products under development have not been completed. Further development of products by XTS has been suspended due to lack of funding and our concentration is currently on the business of US Tech Materials (USTM). USTM is not producing any products on a commercial scale, but is providing samples to customers interested in testing the PEAR resin for potential commercial use.

         US Tech Materials Corporation (USTM) intends to develop manufacturing and marketing for Poly Ether Amide Resin, also known as PEAR. PEAR resins were originally developed by Ashland, Inc., who entered into a license agreement with USTM/IHTL in July, 2000, as amended effective in August, 2000, October, 2000, November 2000, April 2001 and October 2001. We have endeavored to seek out financing and personnel to assist USTM's infrastructure, sales, and marketing systems and strategic relationships in order to bring PEAR to the marketplace. USTM is still in its development stages, and there are no guarantees that USTM will successfully raise sufficient capital, attract management and other personnel, and be able to develop manufacturing facilities, materials sources, R&D capabilities, marketing channels and delivery methods for PEAR resins. The only relationship we have with Ashland, Inc. is as their licensee.

         PEAR was a product of Ashland Chemical's late 1980's corporate research initiative to develop new and innovative products. Ashland initially licensed PEAR to IHTL in July 2000 and revised and most recently renewed that agreement in October 2001. A total of $80,000 has been paid to Ashland to retain the licensing rights to PEAR since 2000. An ongoing royalty payment of seven percent is also required based on gross sales. License payments totaling $600,000 (in $200,000 installments) are due to Ashland on April, 1, 2002, July 1, 2002 and September 1, 2002. The April 1, 2002 payment was not made. We are currently negotiating with Ashland to modify the terms of this agreement to reduce or eliminate the license payments.

PEAR is a high-performance family of composite resins that combine strength, low weight, chemical and temperature resistance. It doesn't burn easily, and gives off less toxins when subjected to flames, and it's not difficult to formulate and process. While originally developed for strategic defense applications by Ashland, Inc., subsequent research showed that PEAR resins had other potential applications in a variety of industries including aerospace, automotive, oil & gas drilling/pipelines, electronic & electrical, transportation, and marine.

The following includes literature relating to PEAR:

-  Materials  Technology  Magazine:   November/December  1996  issue:  New  Cost
Competitive Thermoset Resins for Advanced Composite Applications Have Properties Superior or Equal to Epoxies

- High Performance Composites Magazine: May/June 1998: PEAR Resin a Tough New Contender

     PEAR resins will potentially reach the market in two ways:

     1. Resin Transfer Molding (RTM): This is a vacuum-assisted molding process using liquefied resin-based catalyzed compounds injected into an enclosed mold.

     2. Prepreg (Pre-Impregnation): The process of mixing resin and filler and effecting a partial cure before shipping to the end user. Either ready-to-mold material in sheet form or ready-to-wind material in roving form, which may be cloth, mat, unidirectional fiber, or paper impregnated with resin and stored for use.

     Competition

The marketplace for high performance resins is served by major chemical manufacturers including Shell, 3M, BASF, GE Plastics and Dow Chemical, and smaller polymer producers. We will have to compete with these companies which may put us at a competitive disadvantage.

     Polymer resins that are considered to be PEAR competitors include: polyamides, polyimides, phenolics, and bismalimides.


     Sources of Raw Materials and Suppliers

     South West Texas State University's Institute for Environmental and Industrial Science is conducting initial testing, manufacturing and product engineering for PEAR resins. SWT is acting as a toll (contract) manufacturer on an as-needed basis. Raw materials are purchased from independent suppliers.

     Patents, trademarks, and licenses

     We have an exclusive license to manufacture and market PEAR resins in the United States, Canada, Mexico, Central America, and, Australia. USTM has a non-exclusive license to manufacture and market PEAR to the rest of the world. This license agreement requires us to make certain payments to Ashland between now and September 2002. We must also reach certain sales goals by the end of 2002. We are currently negotiating with Ashland to modify the terms of this agreement and to reduce or eliminate the license payments.

The base patents for the PEAR technology were issued to Ashland, Inc. in 1989 and are part of the license to us. They will not expire until 2006. A total of 28 patents relating to PEAR and its improvements were issued to Ashland, Inc. Additional patents for PEAR improvements are currently in the possession of South West Texas Research Institute, which, in the past, developed additional improvements on the PEAR technology. These patents extend the patent life of the PEAR patents. Since we will be improving and adapting the PEAR technology, new patents will be sought to protect any new PEAR technology improvements. Under our agreement with Ashland, Inc., patents related to PEAR are retained by Ashland, Inc. and licensed to USTM for the 10 year agreement period. Upon fulfillment of all obligations under the license agreement all rights to the Pear technology will be granted to us. Ashland, Inc. bears the responsibility of maintaining these patents during the 1first five years of the agreement. Further patent responsibility is at the option of Ashland, subject to negotiation.

Government Regulation

     By our agreement with Ashland, we are required to file a Pre Manufacture Notice (PMN) with the US Environmental Protection Agency (EPA). This is a registration process required for all new chemicals by the EPA. We have filed the PMN and it is in process.

The Company, through its XTS subsidiary, has developed the Xtreme Telemetry System, a high technology data acquisition and delivery system for broadcast television and Internet applications. The XTS System incorporates sensor technologies to gather data from biological, mechanical and environmental sources. This data then can be wirelessly transmitted from its source, by way of XTS's proprietary software, to broadcast applications on TV or the Internet. This broadcast information can then be graphically displayed on TV or the Internet. XTS has developed propriety software for which a US copyright has been granted. XTS originally intended to offer telemetry (data acquisition services) to the auto racing field. Potential applications were also explored in the fields of golf, football and baseball. None of these applications have proved to be viable. Further development of the XTS software will be dependent on market conditions and access to capital investment.

     During 2001, the Company has not been active in marketing or further developing XTS or its technologies. It has not had the financial resources to move forward the business of XTS.

Employees

     Our president is our only full time employee.


Item 2.       Description of Property.

         The Company owns no real property. It subleases shared office space on a month-to-month basis. The monthly rent is currently $175.

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

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.

(a)      Market Information.

         The Company's common stock trades on the OTC Bulletin Board under the symbol IHTL. Table 3 sets forth the high and low bid information for each fiscal quarter within the last two years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Table 3.

Bid Information
--------------------------------------------------------------------------------

Fiscal Quarter Ended                        High                    Low
--------------------------------------------------------------------------------
December 31, 2001                           0.09                    0.02
September 30, 2001                          0.07                    0.03
June 30, 2001                               0.08                    0.03
March 30, 2001                              0.125                   0.03
December 31, 2000                           0.187                   0.0312
September 30, 2000                          0.348                   0.125
June 30, 2000                               0.348                   0.0625
March 31, 2000                              0.437                   0.265
December 31, 1999                           0.22                    0.12
September 30, 1999                          1.02                    0.16
June 30, 1999                               0.84                    0.375
March 31, 1999                              1.22                    0.325
December 31, 1998                           0.78                    0.27
--------------------------------------------------------------------------------

(b)      Holders.

         The Company has approximately 2,234 active shareholders of its common stock holding 29,374,884 common shares.

(c)      Dividends.

         No dividends have been declared or paid to date and none are expected to be paid in the foreseeable future. There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations


         Innovative Holdings & Technologies, Inc. was incorporated under the laws of the State of Colorado on January 7, 1987. We have two subsidiaries: US Tech Materials Corporation, a Nevada corporation and Xtreme Telemetry Systems, Inc. (XTS), a Florida corporation. Further development of products by XTS has been suspended due to lack of funding and our concentration is currently on the business of US Tech Materials (USTM). USTM is not producing any products on a commercial scale, but is providing samples to customers interested in testing the PEAR resin for potential commercial use.

         US Tech Materials Corporation (USTM) intends to develop manufacturing and marketing for Poly Ether Amide Resin, also known as PEAR. PEAR resins were originally developed by Ashland, Inc., who entered into a license agreement with USTM/IHTL in July, 2000, as amended effective in August, 2000, October, 2000, November 2000, April 2001 and October 2001. We have endeavored to seek out financing and personnel to assist USTM's infrastructure, sales, and marketing systems and strategic relationships in order to bring PEAR to the marketplace. USTM is still in its development stages, and there are no guarantees that USTM will successfully raise sufficient capital, attract management and other personnel, and be able to develop manufacturing facilities, materials sources, R&D capabilities, marketing channels and delivery methods for PEAR resins. The only relationship we have with Ashland, Inc. is as their licensee.

         PEAR was a product of Ashland Chemical's late 1980's corporate research initiative to develop new and innovative products. Ashland initially licensed PEAR to IHTL in July 2000 and revised and most recently renewed that agreement in October 2001. A total of $80,000 has been paid to Ashland to retain the licensing rights to PEAR since 2000. An ongoing royalty payment of seven percent is also required based on gross sales. License payments totaling $600,000 (in $200,000 installments) are due to Ashland on April, 1, 2002, July 1, 2002 and September 1, 2002. The April 1, 2002 payment was not made. We are currently negotiating with Ashland to modify the terms of this agreement to reduce or eliminate the license payments.

         PEAR is a high-performance family of composite resins that combine strength, low weight, chemical and temperature resistance. It doesn't burn easily, and gives off less toxins when subjected to flames, and it's not difficult to formulate and process. While originally developed for strategic defense applications by Ashland, Inc., subsequent research showed that PEAR resins had other potential applications in a variety of industries including aerospace, automotive, oil & gas drilling/pipelines, electronic & electrical, transportation, and marine.




Revenues

The Company had no revenues for the years ended December 31, 2001 and 2000.

General and Administrative

General and administrative expenses have increased from $300,898 in 2000 to $464,085 in 2001. The increase in these expenses resulted from our efforts to develop the business of USTM and further develop the PEAR resins.

Research and Development

Research and development expenses increased from $28,455 in 2000 to $610,000 in 2001. These expenses resulted from entering into the agreement with Ashland Inc. for the license to the PEAR resins.

Interest Expense

Interest expense increased from $9,729 in 2000 to $35,081 in 2001.

Liquidity and Capital Resources

We require capital principally for the financing of operations and the development and marketing of its subsidiary's products. To date, we have financed our operations primarily through the sale of equity securities.

As stated in our Financial Statements, our ability to continue as a going concern is dependent upon issuance of stock and obtaining debt financing. There can be no assurance the additional financing will be attained or that the operations will be profitable. Such inability would have a material adverse effect on our business, operating results and financial condition.

We currently have commitments to pay Ashland Inc. $600,000 during 2002. The first payment was due on April 1, 2002 and was not paid. We are currently attempting to renegotiate these payments.

We believe that our current cash balances will not provide the liquidity necessary to satisfy our working capital needs.


Plan of Operation


During 2002, we plan to continue providing samples of the PEAR resins to potential customers for testing. We also plan to continue the development of the resins through our research association with Southwest Texas University's Institute for Environmental and Industrial Science. Once testing by potential customers and further development is completed, toll manufacturing will begin on a limited basis.

In order to devote resources to research and development we have approached Ashland about restructuring or eliminating the $600,000 in license payments that are due during 2002.

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

Item 10.      Executive Compensation.

         The Company has one executive officer. Mr. Wyzisk has been paid no compensation during 2001 and 2000. Mr. Wyzisk was paid executive compensation in the form of common stock for the years 1994 through 1997 with the issuance of 6,000,000 common shares. This compensation was valued at $300,000 or five cents per share. The company has granted stock options to its President to acquire up to Ten Million (10,000,000) common shares for purchase price of $500,000. The option is exercisable commencing on June 1, 2000 and expires on March 9, 2003.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares as of December 31, 2001.

(a)      Beneficial Ownership of more than 5%.

         Table 1.

     (1)                  (2)                   (3)               (4)
Title of Class     Name and Address      Amount and Nature     Percent of
                                                                  Class
---------------    -----------------     -----------------     -----------
Common             Helmut Wyzisk            21,392,500 (1)        55.7%
---------------    -----------------     -----------------     -----------
Common             Leonard Aloi              2,000,000             7.0%
---------------    -----------------     -----------------     -----------
Common             William Parente           3,000,000 (2)         9.6%
---------------    -----------------     -----------------     -----------
Common             Paul Zuromski             8,000,000 (3)          22%
---------------    -----------------     -----------------     -----------

(1) Mr. Wyzisk holds 10,000,000 options to purchase 10,000,000 shares of common stock of the company which are immediately exercisable. The options are included in the total.
(2) Mr. Parente holds 3,000,000 options to purchase 3,000,000 shares of common stock of the company which are immediately exercisable. The options are included in the total.
(3) Mr. Zuromski holds 8,000,000 options to purchase 8,000,000 shares of common stock of the company which are immediately exercisable. The options are included in the total.

(b)      Security Ownership of Management.

         Table 2.

     (1)                  (2)                   (3)               (4)
Title of Class     Name and Address      Amount and Nature     Percent of
                                                                  Class
---------------    -----------------     -----------------     -----------
  *Common           Helmut Wyzisk           21,392,500            55.7%


*Includes 10,000,000 options that are immediately exercisable for 10,000,000 shares of common stock.

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

         * Previously filed

         (b) There were no reports on Form 8-K filed by the Company during the quarter ending December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 22, 2002

INNOVATIVE HOLDINGS & TECHNOLOGIES, INC.

/s/  Helmuth Wyzisk
-------------------
By:  Helmuth Wyzisk
Title: President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Helmuth Wyzisk                                           April 22, 2002
---------------------------
By:  Helmuth Wyzisk
Title: President, Director

                                TABLE OF CONTENTS



Independent Auditors' Report                                             F-1

Financial Statements

Balance Sheets                                                           F-2

Statements of Operations                                                 F-3

Statements of Changes in Stockholders' Equity (Deficit)                  F-4

Statements of Cash Flows                                                 F-5

Notes to Financial Statements                                         F-6 - F-11

                             DiRocco Dombrow, P.A.
                         3601 West Commercial Boulevard
                                    Suite 39
                         Ft. Lauderdale, Florida 33309
                                 (954) 731-8181

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
Innovative Holdings & Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Innovative Holdings & Technologies, Inc. and Subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innovative Holdings & Technologies, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company's significant, and continuing, operating losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DiRocco & Dombrow, P.A.
April 12, 2002


            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000


                                     ASSETS

                                                                      2001           2000
                                                                  -----------    -----------
Current assets
  Cash                                                            $       121    $       440
  Prepaid expenses                                                       --           28,953
  Due from affiliate                                                   69,800         59,800
                                                                  -----------    -----------
    Total current assets                                               69,921         89,193

Investment                                                                200            200
Property and equipment (net)                                           14,015         18,567
Other assets                                                            3,473          3,473
                                                                  -----------    -----------
    Total assets                                                  $    87,609    $   111,433
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued
    expenses                                                      $ 1,006,874    $    52,212
  Withholding taxes payable                                           169,723        171,816
  Due to stockholder                                                  280,506        155,287
  Notes payable                                                          --           25,000
  Due to affiliates                                                     8,736        126,218
                                                                  -----------    -----------
    Total current liabilities                                       1,465,839        530,533
                                                                  -----------    -----------

Stockholders' equity (deficit)
  Preferred stock, $0.001 par value, 50,000,000
    shares authorized, no shares issued and outstanding                  --             --
  Common stock, $0.0001 par value, 450,000,000
    shares authorized, 29,374,884 and 26,374,884
    issued and outstanding, respectively                                2,938          2,638
  Additional paid-in capital                                        3,227,723      3,162,023
  Stock subscriptions receivable                                     (200,000)      (284,000)
  Deficit                                                          (4,408,891)    (3,299,761)
                                                                  -----------    -----------
    Total stockholders' deficit                                    (1,378,230)      (419,100)
                                                                  -----------    -----------
    Total liabilities and stockholders' deficit                   $    87,609    $   111,433
                                                                  ===========    ===========

     See accompanying summary of notes to unaudited condensed consolidated financial statements.

            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000


                                               2001            2000
                                          ------------    ------------

Expenses
  General and administrative              $    464,085    $    300,898
  Research and development                     610,000          28,455
  Interest expense                              35,081           9,729
                                          ------------    ------------
    Total expenses                           1,109,166         339,082
                                          ------------    ------------

Operating loss                              (1,109,166)       (339,082)

Other Income
  Interest income                                   36           2,754
                                          ------------    ------------

Net loss                                  $ (1,109,130)   $   (336,328)
                                          ============    ============


Net loss per share                        $      (0.03)   $      (0.01)
                                          ============    ============

Weighted average common shares              36,679,532      25,172,830
                                          ============    ============





  The accompanying notes are and integral part of these financial statements.


            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                  Preferred Stock           Common Stock       Additional     Stock                       Total
                               ----------------------  ----------------------    Paid-in   Subscriptions  Accumulated  Stockholders'
                                 Shares      Amount      Shares      Amount      Capital    Receivable      Deficit      Deficit
                               ----------  ----------  ----------  ----------  ----------  -----------    -----------  -----------
Balance at January 1, 2000           --    $     --    23,124,884  $    2,313  $3,080,619  $  (334,000)   $(2,963,433) $  (214,501)

Cancellation of stock
  subscriptions                      --          --    (2,500,000)       (250)   (249,750)     250,000           --           --

Issuance of stock for services       --          --       250,000          25      24,975         --             --         25,000

Issuance of stock for
  repayment of notes payable         --          --     1,500,000         150     106,579         --             --        106,729

Issuance of stock under
  subscription agreements            --          --     4,000,000         400     199,600     (200,000)          --           --

Net loss for the year ended
  December 31, 2000                  --          --          --          --          --           --         (336,328)    (336,328)
                               ----------  ----------  ----------  ----------  ----------  -----------    -----------  -----------

Balance - December 31, 2000          --          --    26,374,884       2,638   3,162,023     (284,000)    (3,299,761)    (419,100)

Cancellation of stock
  subscriptions                      --          --          --          --       (84,000)      84,000           --           --

Issuance of stock at $0.05 per
  share                              --          --     2,000,000         200      99,800         --             --        100,000

Issuance of stock for
  repayment of notes payable         --          --     1,000,000         100      49,900         --             --         50,000

Net loss for the year ended
  December 31, 2001                  --          --          --          --          --           --       (1,109,130)  (1,109,130)
                               ----------  ----------  ----------  ----------  ----------  -----------    -----------  -----------
Balance - December 31, 2001          --          --    29,374,884  $    2,938  $3,227,723  $  (200,000)   $(4,408,891) $(1,378,230)
                               ==========  ==========  ==========  ==========  ==========  ===========    ===========  ===========


   The accompanying notes are and integral part of these financial statements.


            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000


                                                            2001           2000
                                                        -----------    -----------
Cash flows from operating activities:
Net loss                                                $(1,109,130)   $  (336,328)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Stock issued for services                                  --           31,729
    Depreciation                                              4,552          4,554
    (Increase) decrease in:
      Prepaid expenses                                       28,953        (25,272)
      Note receivable                                          --           10,250
      Other assets                                             --              790
    Increase (decrease) in:
      Accounts payable and accrued expenses                 954,662         26,386
      Withholding taxes payable                              (2,093)         8,566
                                                        -----------    -----------
        Net cash used by operating activities              (123,056)      (279,325)
                                                        -----------    -----------

Cash flows from investing activities:
  Purchase of investment                                       --             (200)
                                                        -----------    -----------
        Net cash used by investing activities                  --             (200)
                                                        -----------    -----------

Cash flows from financing activities:
  Proceeds from stockholder loans                           125,219        255,287
  Repayments of notes payable                               (25,000)          --
  Repayments of advances from affiliate                    (117,482)
  Advances to affiliate                                     (10,000)          --
  Advances from affiliate                                      --           22,667
  Proceeds from issuance of common stock                    150,000           --
                                                        -----------    -----------
        Net cash provided by financing activities           122,737        277,954
                                                        -----------    -----------

Increase (decrease)  in cash                                   (319)        (1,571)
Cash at beginning of year                                       440          2,011
                                                        -----------    -----------
Cash at end of year                                     $       121    $       440
                                                        ===========    ===========

Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest paid                                       $    24,416    $      --
                                                        ===========    ===========
    Income taxes paid                                   $      --      $      --
                                                        ===========    ===========

Non cash transactions:
  Cancellation of stock subscriptions receivable        $    84,000    $   250,000
                                                        ===========    ===========
  Issuance of stock under subscription agreements       $      --      $  (200,000)
                                                        ===========    ===========


   The accompanying notes are and integral part of these financial statements.

            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and Summary of Significant Accounting Policies

Organization
------------

Innovative Holdings and Technologies, Inc. (the "Company") was incorporated in the State of Colorado in 1987 as Celesta Corporation. The Company intends to develop, manufacture, and market a Poly Ether Amide Resin, known as PEAR, under license from a third party. PEAR is a high-performance family of composite resins that combine strength with low weight and chemical and temperature resistance. PEAR has potential applications in a variety of industries including aerospace, automotive, oil and gas, electronic and electrical, transportation, and marine. The Company's office is located in Orlando, Florida.

Subsidiary
----------

On January 8, 1999 the Company incorporated Xtreme Telemetry Systems, Inc. ("Xtreme") in the State of Florida and is its only stockholder. The transaction was accounted for by the purchase method of accounting for business combinations.

Consolidation Policy
--------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Property and Equipment
----------------------

Furniture and equipment are stated at cost. Major renewals and betterments are capitalized while maintenance and repairs, which do not extend the lives of the respective assets, are expensed when incurred. Depreciation is computed over the estimated useful lives of the assets using the straight line method of accounting.

Useful lives for property and equipment are as follows:

                                                       Years
                                                   -------------
                       Furniture                         7
                       Computers                         5

Loss Per Share
--------------

Basic loss per share, which does not include any dilutive securities, is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the diluted loss per share computation because their effect is anti-dilutive.

            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Income Taxes
------------

Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Financial Instruments
---------------------

The carrying amounts reported in the balance sheets for cash, prepaid expenses, accounts payable, and other accrued liabilities approximate their fair values. The carrying amounts reported for notes payable approximates their fair market value because, in general, the interest on the underlying instruments approximates market rates.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in they are determined to be necessary.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB issued SFAS number 141, "Business Combinations", and SFAS number 142, "Goodwill and Other Intangible Assets". Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill will no longer be amortized over its estimated useful life, but will be subject to a periodic impairment test base on its fair value.

In August 2001, the FASB issued SFAS number 143, "Accounting for Asset Retirement Obligations". SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset.

In October 2001, the FASB issued SFAS number 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

Management is currently evaluating the impact of these pronouncements to determine the effect, if any, that they may have on the financial position and results of operations. The Company is required to adopt each of these standards in the first quarter of 2002.

            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 2 - Property and Equipment

At December 31, 2001 and 2000 the Company's property and equipment consisted of the following:

                                                         2001        2000
                                                       ---------   ---------
           Furniture                                   $   7,082   $   7,082
           Computers                                      17,709      17,709
                                                       ---------   ---------
                                                          24,791      24,791
           Less: accumulated depreciation                 10,776       6,224
                                                       ---------   ---------
           Total                                       $  14,015   $  18,567
                                                       =========   =========

Depreciation expense for the years ended December 31, 2001 and 2000 was $4,552 and $4,554, respectively.

Note 3 - Investment

In 2000, the Company purchased 1% of the outstanding common stock of USTech Material Corp., Inc. ("USTech") in the amount of $200. The investment is valued at cost because the Company does not have the ability to exercise significant influence over USTech.

In July 2001 the Company signed a letter of intent to acquire an additional 50% of USTech in consideration for the amounts the Company advanced to USTech (see note 6).

Note 4 - Withholding Taxes Payable

The Company compensated various individuals for consulting services rendered through the issuance of the Company's common stock. Back-up withholding tax at a rate of 20% was computed for these amounts.

Note 5 - Notes Payable

Notes payable as of December 31, 2001 and 2000 consisted of the following:

                                                          2001        2000
                                                        ---------   ---------
           Note payable to an existing stockholder,
           interest at 12%, due September 2001          $    --     $  25,000
                                                        =========   =========

Note 6 - Related Party Transactions

During 2001 and 2000, the Company advanced $10,000 and $59,800, respectively, to USTech. These advances are uncollateralized and there are no formal repayment terms (see note 3).

The Company is indebted to various affiliates in the amounts of $ 8,736 and $126,218 at December 31, 2001 and 2000, respectively. There are no formal repayment terms.


            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 6 - Related Party Transactions (Continued)

The Company is indebted to various shareholders in the amounts of $280,506 and $155,287 at December 31, 2001 and 2000, respectively. There are no formal repayment terms.

Note 7 - Commitments

In February 2001, as part of management's cost-cutting plan, the Company terminated its office sublease agreement that was to expire in October 2002 and began leasing shared office space on a month to month basis. The monthly rent is $175. Rent expense was $8,880 and $45,274 in 2001 and 2000, respectively.

In October 2001 the Company entered into a licensing agreement to manufacture and sell certain resins. The agreement called for the Company to make a good-faith payment of $10,000 and subsequent payments of $200,000 on April 1, 2002, July 1, 2002 and September 1, 2002. The agreement also requires the
Company to make royalty payments of 7% of gross sales. The Company did not make the required payment on April 1, 2002 and is currently renegotiating the terms of the agreement.

Note 8 - Income Taxes

The total deferred tax assets are as follows:

                               Net Operating Loss Carry Forward at
                                        Applicable Tax Rate                             Amount
                             ---------------------------------------                     per
                               Federal        State                     Valuation      Balance
                               (34.0%)        (5.0%)        Total       Allowance       Sheet
                             -----------   -----------   -----------   -----------  -------------
Deferred tax assets
  at January 1, 2000         $   945,848   $   146,416   $ 1,092,264   $(1,092,264)  $      --

Changes for the year ended
  December 31, 2000              107,069        16,574       123,643      (123,643)         --
                             -----------   -----------   -----------   -----------   -----------

Deferred tax assets
  at December 31, 2000         1,052,917       162,990     1,215,907    (1,215,907)         --

Changes for the year ended
  December 31, 2001              164,500        25,500       190,000      (190,000)         --
                             -----------   -----------   -----------   -----------   -----------

Deferred tax assets
  at December 31, 2001       $ 1,217,417   $   188,490   $ 1,405,907   $(1,405,907)  $      --
                             ===========   ===========   ===========   ===========   ===========


Due to continuing net operating losses and the resulting uncertainty of realization, no tax benefit has been recognized for operating losses. At December 31, 2001, net operating losses of approximately $3,770,000 are available for carryforward against future years' taxable income and begin expiring in the year 2002. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.


            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 9 - Common Stock Transactions

Common stock transactions during 2000
-------------------------------------

The Company cancelled 2,500,000 shares of its restricted common stock for nonpayment of stock subscriptions.

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

Common stock transactions during 2001
-------------------------------------

The Company issued 2,000,000 shares of its restricted common stock at $0.05 per share to one individual.

The Company issued 1,000,000 shares of its restricted common stock at $0.05 per share to three individuals.

Note 10 - Stock Options

On March 10, 1998, the Company entered into a stock option agreement in which the Company granted the option to shareholders and consultants to purchase up to 21,000,000 shares of the Company's restricted common stock at an exercise price of $0.05 per share. The options were fully vested at the date of issue and expire on March 9, 2003.

The following is a summary of stock option activity for the years ended December
31, 2001 and 2000.


                                                            2001          2000
                                                        -----------   -----------
Number of options outstanding on January 1               17,000,000    21,000,000

Number of options exercised                                    --      (4,000,000)
                                                        -----------   -----------
Number of options outstanding on December 31             17,000,000    17,000,000
                                                        ===========   ===========
Number of options exercisable at December 31             17,000,000    17,000,000
                                                        ===========   ===========

Weighted average exercise price per share outstanding
  and exercisable                                       $      0.05   $      0.05
                                                        ===========   ===========
Weighted average remaining contractual life of options
  outstanding and exercisable                            1.2 years      2.2 years


No options were forfeited or expired in 2001 and 2000.

            INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 10 - Stock Options (Continued)

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Operations. Under this method of accounting for stock-based compensation, the Company is required to provide pro forma information on the impact of the fair-value method of accounting for stock options, however, the Company did not grant any options to its employees during 2001 and 2000 and accordingly, no pro forma information is presented.

Note 11 - Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $1,109,130 $336,328 for the years ended December 31, 2001 and 2000, respectively. The Company's current liabilities exceeded its current assets by $1,378,230 and $441,340 at December 31, 2001 and 2000, respectively. The ability of the Company to continue as a going concern is dependent on the development and marketing of its products and or the Company's ability to raise additional capital through debt or equity offerings.

Note 12 - Contingency

In July 2000 the Securities and Exchange Commission commenced an investigation of the Company pursuant to a Formal Order. This investigation focuses on whether the Company and others misrepresented material facts or omitted to disclose material facts in press releases and reports filed with the Commission, concerning, among other things, the Company's assets, operations, financial condition and anticipated revenue. It cannot be predicted, at this time, whether an enforcement proceeding will be recommended by the staff to the Commission, what the nature of such enforcement proceeding would be, the type of sanctions sought or what the likelihood would be of reaching a settlement.

Accordingly, no provision for any liability that may result upon resolution of this investigation has been recorded in the accompanying financial statement.