Form 10QSB
period 2002-03-31
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2002-05-16
CIK 1066850

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FOR 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended   March 31, 2002
                                                ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of March 31, 2002
------------------------------              ------------------------------------
Common Stock, $.0001 par value                          29,374,884

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed  Financial Statements
          And Report on Review by Independent Certifying Accountants       3

           Condensed Balance Sheets - March 31,
             2002 and December 31, 2001                                    4

           Condensed Statements of Operations -
             three months ended March 31, 2002 and 2001                    5

           Condensed Statements of Cash Flows -
             Three months ended March 31, 2002 and 2001                    6

           Notes to Condensed Financial Statements                         7

Item 2.  Management's Discussion and Analysis
          and Results of Operations                                        9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 11

          SIGNATURES                                                      12

PART 1
Item 1.  Financial Statements

DIROCCO & DOMBROW, P.A.
3601 W. COMMERCIAL BLVD, SUITE #39
FT. LAUDERDALE, FL 33309
(954) 731-8181

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Innovative Holdings & Technologies, Inc. and Subsidiary

We have reviewed the accompanying condensed balance sheet of Innovative Holdings & Technologies, Inc. and Subsidiary as of March 31, 2002 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2002. These condensed statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modification that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the condensed consolidated financial statements, the Company has experienced continuing losses since inception and negative working capital; this raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 25, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ DiRocco & Dombrow, P.A.
May 13, 2002


           INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                      March 31,       December 31,
                                                                         2002              2001
                                                                  --------------    --------------
                                                                    (Unaudited)        (Audited)
Current Assets
  Cash                                                               $     1,358       $       121
  Due from affiliate                                                      69,800            69,800
                                                                  --------------    --------------
     Total Current Assets                                                 71,158            69,921
                                                                  --------------    --------------

Investment                                                                   200               200
Furniture and equipment (net)                                             12,877            14,015
Other assets                                                               3,473             3,473
                                                                  --------------    --------------
     Total Assets                                                    $    87,708       $    87,609
                                                                  ==============    ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                              $ 1,018,128       $ 1,006,874
  Withholding taxes payable                                              169,723           169,723
  Due to stockholder                                                     284,006           280,506
  Due to affiliates                                                        8,736             8,736
                                                                  --------------    --------------
     Total Current Liabilities                                         1,480,593         1,465,839
                                                                  --------------    --------------

Stockholders' Deficit
  Preferred stock, $.001 par value, 50,000,000
   shares authorized, no shares issued and outstanding                      --                --
  Common stock, $.0001 par value, 450,000,000 shares
   authorized, 29,374,884 and 26,374,884 issued and
   outstanding, respectively                                               2,938             2,938
  Additional paid in capital                                           3,227,723         3,227,723
  Stock subscriptions receivable                                        (200,000)         (200,000)
  Deficit                                                             (4,423,546)       (4,408,891)
                                                                  --------------    --------------
      Total Stockholders' Deficit                                     (1,392,885)       (1,378,230)
                                                                  --------------    --------------

     Total Liabilities and Stockholders' Deficit                     $    87,708       $    87,609
                                                                  ==============    ==============



See accompanying summary of notes to unaudited condensed consolidated financial statements.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the Three Months Ended March 31,

                                            2002               2001
                                    ---------------    ---------------

Sales                                  $        700       $       --
                                    ---------------    ---------------

Expenses
   General and administrative                 5,789             23,968
   Interest expense                           9,566               --
                                    ---------------    ---------------
     Total Expenses                          15,355             23,968
                                    ---------------    ---------------

Operating loss                              (14,655)           (23,968)

Other Income                                   --                 --
                                    ---------------    ---------------
Net loss                               $    (14,655)      $    (23,968)
                                    ===============    ===============


   Basic loss per share                $      (0.00)      $      (0.00)
                                    ===============    ===============

   Weighted average common shares        29,374,884         26,374,884
                                    ===============    ===============



See accompanying summary of notes to unaudited condensed consolidated financial statements.


           INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the Three Months Ended March 31,


                                                               2002           2001
                                                           -----------    -----------
Cash flows from operating activities:
   Net loss                                                   $(14,655)      $(23,968)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                             1,138          1,138
       Decrease in prepaid expenses                               --               36
       Increase in accounts payable and accrued expenses        11,254        (26,402)
       Decrease in withholding taxes payable                      --           (3,127)
                                                           -----------    -----------
Net cash used in operating activities                           (2,263)       (52,323)
                                                           -----------    -----------

Cash flows from financing activities:
   Proceeds stockholder loans                                    3,500         91,031
   Repayments of advances from affiliate                          --          (38,800)
                                                           -----------    -----------
Net cash provided by financing activities                        3,500         52,231
                                                           -----------    -----------

Net increase (decrease) in cash                                  1,237            (92)

Cash at beginning of period                                        121            440
                                                           -----------    -----------

Cash at end of period                                         $  1,358       $    348
                                                           ===========    ===========

Supplemental Information
------------------------

Interest paid                                                 $   --         $   --
                                                           ===========    ===========

Income taxes paid                                             $   --         $   --
                                                           ===========    ===========


See accompanying summary of notes to unaudited condensed consolidated financial statements.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Presentation of Interim Information

In the opinion of the management of Innovative Holdings & Technologies, Inc. and Subsidiary, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2001.

2. Basic Loss Per Share

Basic loss per share is the same as diluted loss per share due to the anti-dilutive nature of the stock options.


3. Financial Statements

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

4. Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $5,100 for the three months ended March 31, 2002. The Company's current liabilities exceeded its current assets by approximately $1,400,000 and $1,396,000 at March 31, 2002 and December 31, 2001, respectively.
The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiaries. The Company will offer additional shares of its common stock to raise capital and obtain financing on an as needed basis.

5. Stock Options

On March 10, 1998, the Company entered into a stock option agreement in which the Company granted the option to stockholders and consultants to purchase up to 21,000,000 shares of common stock for an exercise price of $0.05 per share at any time through March 9, 2003.

            INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. Stock Options (continued)

The following is a summary of stock option plan activity for the three months ended March 31, 2002:

 Number of options outstanding on March 31, 2002
                   17,000,000

 Weighted average exercise price per share outstanding and exercisable
                     $0.05

 Weighted average  remaining contractual  life  of  options   outstanding  and
 exercisable, in months
                       11

 No options were issued, forfeited or expired in 2002.

SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued during 1995 and is effective for fiscal years ending after December 15, 1996. This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock option and other equity instruments to employees based on new fair accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provision of SFAS 123. Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. No options were granted in the year ended 2001.

6. Contingencies

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

On January 8, 1999, the Company incorporated Xtreme Telemetry Systems, Inc. ("Xtreme") and is its sole stockholder. Xtreme began the development of real time telemetry, to be marketed initially in the sports and entertainment industries. The telemetry system is designed to monitor performance and transmit the data by broadcast or over the internet. In September, 1999, the Company secured the services of specialists in computer software development. The alpha-beta testing of the software commenced in the fourth quarter of 1999. The products under development have not been completed. Product completion is predicated by end use. Further development of products by XTS have been suspended due to lack of funding and our concentration is currently on the business of US Tech Materials (USTM). USTM is not producing any products on a commercial scale, but is providing samples to customers interested in testing the PEAR resin for potential commercial use.

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

Results of operations
---------------------


Revenues
--------

The Company had revenues of $700 for the three months ended March 31, 2002 and no revenues for the same period of 2001. Revenues were derived from the sale of samples to potential customers.

General and Administrative
--------------------------

For the three months ended March 31, 2002 general and administrative expenses have decreased to $5,789 in 2002 from $23,968 in 2001. The decrease in these expenses resulted from the consolidation of operating activities and the streamlining of expenditures.

Interest Expense
----------------

Interest expense is from loans made to the company.


Liquidity and Capital Resources
-------------------------------

To date, the company has financed its operations primarily through the sale its of equity securities and through shareholder loans.

The Company had negative stockholder equity as of March 31, 2002 of $1,392,885.

As stated in the notes to the Company's consolidated financial statements, the Company's ability to continue as a going concern is dependent upon issuance of stock and obtaining debt financing. There can be no assurance that additional financing will be attained or that the operations will be profitable. Such inability would have a material adverse effect on the Company's business, operating results and financial condition.

The Company currently has a commitment to pay license fees to Ashland, Inc. with regard to its USTM subsidiaries license for the PEAR resins and expects expenditures for purchasing materials to manufacture PEAR resins. The Company's future capital requirements will depend on its business development activities.

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



     Date:  May 15, 2002                       By /s/ Helmut Wyzisk
                                                  -----------------------------
                                                      Helmut Wyzisk, President
                                                      Innovative Holdings &
                                                      Technologies, Inc.