Form 10QSB/A
period 2002-03-31
INNOVATIVE HOLDINGS & TECHNOLOGIES INC
filed 2002-09-26
CIK 1066850

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FOR 10-QSB/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding as of March 31, 2002
------------------------------                 ---------------------------------
Common Stock, $.0001 par value                             29,374,884

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed  Consolidated Financial Statements                      3
           And Report on Review by Independent Certifying Accountants

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the condensed consolidated financial statements, the Company has experienced continuing losses since inception and negative working capital; this raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ DiRocco & Dombrow, P.A.
September 19, 2002


           INNOVATIVE HOLDINGS AND TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                     ASSETS

                                                                    March 31,     December 31,
                                                                       2002            2001
                                                                  ------------    ------------
                                                                   (Unaudited)      (Audited)
Current Assets
   Cash                                                           $      1,358    $        121
   Due from affiliate                                                     --            69,800
                                                                  ------------    ------------
       Total Current Assets                                              1,358          69,921
                                                                  ------------    ------------


Investment                                                                 200             200
Furniture and equipment (net)                                           12,877          14,015
Other assets                                                             3,473           3,473
                                                                  ------------    ------------
       Total Assets                                               $     17,908    $     87,609
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                          $  1,018,128    $  1,006,874
   Withholding taxes payable                                           169,723         169,723
   Due to stockholder                                                  284,006         280,506
   Due to affiliates                                                     8,736           8,736
                                                                  ------------    ------------
       Total Current Liabilities                                     1,480,593       1,465,839
                                                                  ------------    ------------

Stockholders' Deficit
   Preferred stock, $.001 par value, 50,000,000
     shares authorized, no shares issued and outstanding                  --              --
   Common stock, $.0001 par value, 450,000,000 shares
     authorized, 29,374,884 issued and outstanding                       2,938           2,938
   Additional paid in capital                                        3,227,723       3,227,723
   Stock subscriptions receivable                                     (200,000)       (200,000)
   Deficit                                                          (4,493,346)     (4,408,891)
                                                                  ------------    ------------
         Total Stockholders' Deficit                                (1,462,685)     (1,378,230)
                                                                  ------------    ------------

       Total Liabilities and Stockholders' Deficit                $     17,908    $     87,609
                                                                  ============    ============


See accompanying summary of notes to unaudited condensed consolidated financial statements.

             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,


                                                 2002            2001
                                             ------------    ------------


Sales                                        $        700    $       --
                                             ------------    ------------

Expenses
   General and administrative                      75,589          23,968

   Interest expense                                 9,566            --
                                             ------------    ------------
     Total Expenses                                85,155          23,968
                                             ------------    ------------

Operating loss                                    (84,455)        (23,968)


Other Income                                         --              --
                                             ------------    ------------
Net loss                                     $    (84,455)   $    (23,968)
                                             ============    ============


   Basic loss per share                      $      (0.00)   $      (0.00)
                                             ============    ============

   Weighted average common shares              29,374,884      26,374,884
                                             ============    ============



See accompanying summary of notes to unaudited condensed consolidated financial statements.


             INNOVATIVE HOLDINGS & TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,


                                                                        2002         2001
                                                                      ---------    ---------
Cash flows from operating activities:
   Net loss                                                           $ (84,455)   $ (23,968)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                      1,138        1,138
       Decrease in due from affiliate                                    69,800         --
       Decrease in prepaid expenses                                        --             36
       Increase (decrease) in accounts payable and accrued expenses      11,254      (26,402)
       Decrease in withholding taxes payable                               --         (3,127)
                                                                      ---------    ---------
Net cash used in operating activities
                                                                         (2,263)     (52,323)
                                                                      ---------    ---------

Cash flows from financing activities:
   Proceeds stockholder loans
                                                                          3,500       91,031
   Repayments of advances from affiliate                                   --        (38,800)
                                                                      ---------    ---------
Net cash provided by financing activities                                 3,500       52,231
                                                                      ---------    ---------

Net increase (decrease) in cash                                           1,237          (92)

Cash at beginning of period                                                 121          440
                                                                      ---------    ---------

Cash at end of period                                                 $   1,358    $     348
                                                                      =========    =========

Supplemental Information
------------------------

Interest paid                                                         $    --      $    --
                                                                      =========    =========

Income taxes paid                                                     $    --      $    --
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

4. Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $84,400 for the three months ended March 31, 2002. The Company's current liabilities exceeded its current assets by approximately $1,479,000 and $1,396,000 at March 31, 2002 and December 31, 2001, respectively.
The ability of the Company to continue as a going concern is dependent on the development and marketing of products to be offered by its subsidiaries. The Company will offer additional shares of its common stock to raise capital and obtain financing on an as needed basis.

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

 No options were issued, forfeited or expired during the three months ended March 31, 2002.

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

On January 8, 1999, the Company incorporated Xtreme Telemetry Systems, Inc. ("Xtreme") and is its sole stockholder. Xtreme began the development of real time telemetry, to be marketed initially in the sports and entertainment industries. The telemetry system is designed to monitor performance and transmit the data by broadcast or over the internet. In September, 1999, the Company secured the services of specialists in computer software development. The alpha-beta testing of the software commenced in the fourth quarter of 1999. The products under development have not been completed. Product completion is predicated by end use. Further development of products by XTS have been suspended due to lack of funding and our concentration is currently on the business of US Tech Materials (USTM) as further described below. USTM is not producing any products on a commercial scale, but is providing samples to customers interested in testing the PEAR resin for potential commercial use.

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

On July 23, 2001, the Company entered into a letter of intent to increase its interest to 51% in US Tech Materials Corporation ("USTM"). We currently have commitments to pay Ashland Inc. $600,000 during 2002. The first payment was due on April 1, 2002 and was not paid. An additional payment due September 1, 2002 has also not been paid. We are in contact with Ahsland and are currently attempting to renegotiate these payments.

Results of operations
---------------------

Revenues
--------

The Company had revenues of $700 for the three months ended March 31, 2002 and no revenues for the same period of 2001. Revenues were derived from the sale of samples to potential customers.

General and Administrative
--------------------------

For the three months ended March 31, 2002 general and administrative expenses have increased to $75,589 in 2002 from $23,968 in 2001. The increase is due to the company writing-off a receivable in the amount of $69,800 due from USTM.


Interest Expense
----------------

Interest expense is from loans made to the company.


Liquidity and Capital Resources
-------------------------------

To date, the company has financed its operations primarily through the sale its of equity securities and through shareholder loans.

The Company had negative stockholder equity as of March 31, 2002 of $1,462,685.

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

Other
-----

The Company has a receivable in the amount of $69,800 due from USTM. Due to the uncertainty with regard to the negotiations with Ashland as described below, Management has decided to write-off that amount as unrecoverable.

Plan of Operation
-----------------

We are not currently sending samples of the PEAR resins to potential customers for testing until the license issues with Ashland are resolved. We plan to continue the development of the resins through our research association with Southwest Texas University's Institute for Environmental and Industrial Science, based on adequate funding and resolution of the licensing negotiations. If we resolve license issues with Ashland, testing by potential customers and further development can be continued

In order to devote resources to research and development we have approached Ashland about restructuring or eliminating the $600,000 in license payments that are due during 2002. We presented them with a proposal in August 2002 and are awaiting their reply. If we cannot come to an agreement with Ashland it is expected that the license agreement will be terminated. If the license is terminated we will need to seek other business opportunities. We have not yet identified any such business opportunities at this time.

If our negotiations with Ashland are successful we plan to seek strategic partners that will provide financing and expertise to continue development, sales, manufacturing and distribution of the PEAR resins. Due to current economic and capital market conditions management feels that reliance on strategic partners with relevant experience is the only means to complete development and go to manufacturing as the company believes it would be unable to raise funds on its own. It is expected that the process of finding a development or strategic partner could be accomplished in 3 to 6 months and that a resumption of sampling and development activities would begin 3 months after that.

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          NONE

     (b)  Reports on Form 8-K
          NONE



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  September 19, 2002                            By /s/ Helmut Wyzisk
                                                       -------------------------
                                                       Helmut Wyzisk, President
                                                       Innovative Holdings &
                                                       Technologies, Inc.


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Helmut Wyzisk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovative Holdings and Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



Date: September 20, 2002
/s/ Helmut Wyzisk
President